Form 10-Q
period 1995-04-02
IRONTON IRON INC
filed 1995-05-10
CIK 771176

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the period ended April 2, 1995

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to ______________


                  Commission File Number 0-17028


                        IRONTON IRON, INC.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)



            Ohio                              31-1117407
- - - - - - ---------------------------                ----------------
(State or other jurisdiction               (I.R.S. Employer
    of incorporation or                    Identification No.)
        organization)



    Suite 1600, 2859 Paces Ferry Road, Atlanta, Georgia 30339
   ------------------------------------------------------------
   (Address of principal executive offices, including zip code)



                          (404) 431-6000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Shares outstanding of each of the issuer's classes of common stock at May 9, 1995: 23,000 shares of Common Stock, no par value.

                  PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements
         --------------------

                        IRONTON IRON, INC.
                 INTERIM CONDENSED BALANCE SHEETS
                    (In thousands of dollars)
                                      Dec 31         April 2
ASSETS                                 1994            1995
- - - - - - ------                                ------         -------

Current assets:
  Cash                               $   699        $   690
  Accounts receivable - trade          8,093          9,347
                      - other            712            815
  Inventories                          1,313          2,175
  Other current assets                    26            133
                                     -------        -------

       Total current assets           10,843         13,160

Property, plant and equipment:
  Land                                   295            295
  Buildings and improvements           4,765          4,772
  Machinery and equipment             24,240         24,694
  Construction in progress             1,010          1,268
                                     -------        -------

                                      30,310         31,029
  Less accumulated depreciation        9,957         10,842
                                     -------        -------

                                      20,353         20,187

Other assets                             220            177
                                     -------        -------
                                     $31,416        $33,524
                                     =======        =======



                     See accompanying notes.

                        IRONTON IRON, INC.
                 INTERIM CONDENSED BALANCE SHEETS
                    (In thousands of dollars)

                                          Dec 31        April 2
                                           1994           1995
                                          ------        --------

LIABILITIES AND NET
- - - - - - -------------------
SHAREHOLDER'S DEFICIENCY
- - - - - - -------------------------

Current liabilities:
  Accounts payable                      $  5,545       $  4,670
  Accrued wages and benefits                 919          1,468
  Accrued workers' compensation              546            485
  Other accrued liabilities                1,463          1,577
                                        --------       --------

     Total current liabilities             8,473          8,200

Due to affiliates                         37,002         33,341

Redeemable preferred stock                 3,038          3,067

Net shareholder's deficiency:
  Common stock                             2,000          2,000
  Additional paid-in capital              43,523         49,523
  Accumulated deficit                    (62,620)       (62,607)
                                        --------        -------

     Net shareholder's deficiency        (17,097)       (11,084)
                                        --------        -------

                                        $ 31,416       $ 33,524
                                        ========       ========


                     See accompanying notes.

                                IRONTON IRON, INC.
                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                            (In thousands of dollars)


                                    Three months ended
                                    ------------------
                                    April 3     April 2
                                      1994        1995
                                    -------     -------

Net sales                           $19,354     $20,232
Cost of sales                        18,719      18,772
                                    -------     -------

  Gross profit                          635       1,460

Corporate charges from
  parent companies                    1,178         974
                                    -------      ------

  Operating profit (loss)            (  543)        486

Other income and expenses:
  Interest income                         -           -
  Interest expense                   (  635)     (  444)
                                    -------      ------

                                     (  635)     (  444)
                                    -------      ------

Income (loss) before income taxes   ( 1,178)         42

Provision for income
  taxes                                   -           -
                                    -------      -------

Net income (loss)                   $(1,178)    $    42
                                    =======     =======

                             See accompanying notes.


                          IRONTON IRON, INC.
               INTERIM CONDENSED STATEMENTS OF CASH FLOWS
                      (In thousands of dollars)


                                         Three months ended
                                         ------------------
                                          April 3    April 2
                                           1994       1995
                                          -------    -------

Operating activities:
  Net income (loss)                    $( 1,178)    $    42
Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization         823         936
 Changes in assets and liabilities:
        Accounts receivable              (1,951)     (1,357)
        Inventories                      (  203)     (  862)
   Accounts payable and accrued
          liabilities                     2,486      (  301)
   Other assets and liabilities          (  135)     (  107)
                                        -------      ------

  Net cash used in operating activities (   158)     (1,649)

Investing activities:
  Additions to property, plant and
    equipment                           (   793)     (  714)
Other                                         8          15
                                        --------     ------

Net cash used in investing activities   (   785)     (  699)
                                        -------      ------

Financing activities:
  Increase in due to affiliates             447       2,339
                                        -------      ------
  Net cash provided by financing
    activities                              447       2,339
                                        -------      ------

Net decrease in cash                    (   496)     (    9)

Cash at beginning of period                 508         699
                                        -------      ------

Cash at end of period                   $    12     $   690
                                        =======     =======

                     See accompanying notes.

                     IRONTON IRON, INC.
                 NOTES TO INTERIM CONDENSED
                    FINANCIAL STATEMENTS


1. The condensed balance sheet at December 31, 1994 has been derived from audited financial statements. The interim condensed financial statements at April 2, 1995 and for the periods ended April 3, 1994 and April 2, 1995 are unaudited. However, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the period ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Inventories consist of the following (in thousands of dollars):

                                   Dec 31      April 2
                                    1994         1995
                                   ------      -------

     Finished goods               $  356       $  439
     Work in process                 400          558
     Raw materials                   365          835
     Supplies and patterns           192          343
                                  ------       ------
                                  $1,313       $2,175
                                  ======       ======

3.  Effective January 1, 1995, the Company's parent, Intermet
Foundries, Inc., contributed $6,000,000 of intercompany debt to additional paid in capital.

4. Because all common stock of the Company is owned by Intermet Foundries, Inc., no loss per common share information is included herein.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Material Changes in Financial Condition
- - - - - - ---------------------------------------

     The Company's financial condition has changed little since December 31, 1994. Although operating results improved over the previous year, the Company remains dependent on its parent companies, Intermet Foundries, Inc. and Intermet Corporation, for continued financial support.

Material Changes in Results of Operations
- - - - - - -----------------------------------------

    The foundry has been operating at or near capacity for more than a year, so net sales showed only a modest increase in the first quarter of 1995 compared to the prior year. Almost half of the current Ford
I beam business will phase out beginning in the fourth quarter of 1995. The Company is working to secure replacement business, but has not yet obtained any.

     Plant operations have continued a slow improvement, with gross profit rising to 7.2% of sales from 3.3% in the first quarter of 1994. Improved margins led to the Company reporting a small profit in the first quarter of 1995, although cumulative losses since the Company was acquired by Intermet are still in excess of $53 million.

                     II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant of Ohio water pollution laws and regulations. The Attorney General's office has advised the Registrant that the Registrant could avoid litigation with respect to such violations by entering into a consent order. In April 1995 the Attorney General's office proposed a penalty of approximately $228,000. The Registrant intends to try to negotiate a lower settlement.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securities
         Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibit is filed as a part of this report:

         Exhibit
         Number                Description
         -------         -----------------------
          27             Financial Data Schedule

         (b)  None

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          IRONTON IRON, INC.



                          By:/s/ Peter C. Bouxsein
                             ----------------------
                             Peter C. Bouxsein
                             Controller
                             (Principal Accounting Officer)



DATE: May 10, 1995
      ------------

                         EXHIBIT INDEX
                         --------------

Exhibit                  Description
- - - - - - ------                   -----------

27                       Financial Data Schedule