Form 10-Q
period 1995-07-02
IRONTON IRON INC
filed 1995-08-16
CIK 771176

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the period ended July 2, 1995
                      ----------------

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________


                  Commission File Number 0-17028


                        IRONTON IRON, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)



            Ohio                              31-1117407
----------------------------               ----------------
(State or other jurisdiction               (I.R.S. Employer
    of incorporation or                    Identification No.)
        organization)



    Suite 1600, 2859 Paces Ferry Road, Atlanta, Georgia 30339
   ------------------------------------------------------------
   (Address of principal executive offices, including zip code)



                          (404) 431-6000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Shares outstanding of each of the issuer's classes of common stock at August 15, 1995: 23,000 shares of Common Stock, no par value.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        IRONTON IRON, INC.
                 INTERIM CONDENSED BALANCE SHEETS
                    (In thousands of dollars)

                                      Dec 31          July 2
ASSETS                                 1994            1995
                                     -------          ------
Current assets:
  Cash                               $   699        $   486
  Accounts receivable - trade          8,093          9,801
                      - other            712            584
  Inventories                          1,313          1,775
  Other current assets                    26            103
                                      ------         ------
       Total current assets           10,843         12,749

Property, plant and equipment:
  Land                                   295            295
  Buildings and improvements           4,765          4,801
  Machinery and equipment             24,240         24,796
  Construction in progress             1,010          1,738
                                      ------         ------

                                      30,310         31,630
  Less accumulated depreciation        9,957         11,678
                                      ------         ------
                                      20,353         19,952

Other assets                             220            135
                                     -------        --------
                                     $31,416        $32,836
                                     =======        =======



                     See accompanying notes.

                        IRONTON IRON, INC.
                 INTERIM CONDENSED BALANCE SHEETS
                    (In thousands of dollars)


                                          Dec 31         July 2
                                           1994           1995
                                          ------         ------
LIABILITIES AND NET
-------------------
SHAREHOLDER'S DEFICIENCY
------------------------

Current liabilities:
  Accounts payable                      $  5,545       $  4,308
  Accrued wages and benefits                 919          1,143
  Accrued workers' compensation              546            359
  Other accrued liabilities                1,463          1,543
                                        --------       --------
     Total current liabilities             8,473          7,353

Due to affiliates                         37,002         31,947

Redeemable preferred stock                 3,038          3,096

Net shareholder's deficiency:
  Common stock                             2,000          2,000
  Additional paid-in capital              43,523         49,523
  Accumulated deficit                    (62,620)       (61,083)
                                        --------       --------
     Net shareholder's deficiency        (17,097)       ( 9,560)
                                        --------       --------
                                        $ 31,416       $ 32,836
                                        ========       ========





                      See accompanying notes.

                                IRONTON IRON, INC.
                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                            (In thousands of dollars)


                          Three months ended         Six months ended
                          ------------------         ----------------
                          July 3      July 2        July 3        July 2
                           1994        1995          1994          1995
                          ------      ------        ------        ------

Net sales                $18,770     $20,822       $38,124       $41,054
Cost of sales             18,612      18,082        37,331        36,854
                         -------     -------       -------       -------
  Gross margin               158       2,740           793         4,200

Operating expenses             -           -             -             -
Corporate charges from
  parent companies         1,145         793         2,323         1,767
                         -------     -------       -------       -------

  Operating profit (loss) (  987)      1,947       ( 1,530)        2,433

Other income and expenses:
  Interest income              -           -             -             -
  Interest expense        (  612)     (  394)       (1,247)       (  838)
                         -------     -------      --------       -------

                          (  612)     (  394)       (1,247)       (  838)
                         -------     -------      --------       -------

Income (loss) before
  income taxes            (1,599)      1,553       ( 2,777)        1,595

Provision for income
  taxes                        -           -             -             -
                          -------     ------       --------       -------
Net income (loss)        $(1,599)    $ 1,553      $( 2,777)      $ 1,595
                         =======     =======      ========       =======



                             See accompanying notes.

                               IRONTON IRON, INC.

                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)


                                                     Six months ended
                                                     ----------------
                                                     July 3     July 2
                                                      1994       1995
                                                     ------     ------
Operating activities:
  Net income (loss)                                $( 2,777)    $ 1,595
   Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
      Depreciation and amortization                    1,647       1,815
      Other                                               12           -
      Changes in assets and liabilities:
        Accounts receivable                           (1,327)     (1,580)
        Inventories                                   (  286)     (  462)
        Accounts payable and accrued
          liabilities                                  1,698      (1,240)
        Other assets and liabilities                  (   92)     (   77)
                                                      ------      ------

  Net cash provided by (used in)
    operating activities                             ( 1,125)         51

Investing activities:
  Additions to property, plant and
    equipment                                        ( 2,000)     (1,250)
  Other                                                    8          41
                                                     -------      ------

  Net cash used in investing activities              ( 1,992)     (1,209)
                                                    --------      ------
Financing activities:
  Increase in due to affiliates                        3,547         945
                                                    --------      ------
  Net cash provided by financing
    activities                                         3,547         945
                                                    --------      ------

Net increase (decrease) in cash                          430      (  213)

Cash at beginning of period                              508         699
                                                     -------     -------
Cash at end of period                                $   938     $   486
                                                     =======     =======


                     See accompanying notes.

                     IRONTON IRON, INC.
                 NOTES TO INTERIM CONDENSED
                    FINANCIAL STATEMENTS


1. The condensed balance sheet at December 31, 1994 has been derived from audited financial statements. The interim condensed financial statements at July 2, 1995 and for the periods ended July 3, 1994 and July 2, 1995 are unaudited. However, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the period ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Inventories consist of the following (in thousands of dollars):

                                   Dec 31       July 2
                                    1994         1995
                                   ------       ------
     Finished goods               $  356       $  254
     Work in process                 400          573
     Raw materials                   365          783
     Supplies and patterns           192          165
                                  ------        -----
                                  $1,313       $1,775
                                  ======       ======

3. Effective January 1, 1995, the Company's parent, Intermet Foundries, Inc., contributed $6,000,000 of intercompany debt to additional paid in capital.

4. Because all common stock of the Company is owned by Intermet Foundries, Inc., no income or loss per common share information is included herein.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Material Changes in Financial Condition
---------------------------------------
     The Company's financial condition has slightly improved since December 31, 1994. The Company generated positive cash from operations due to better operating results. However, the Company remains dependent on its parent companies, Intermet Foundries, Inc. and Intermet Corporation, for continued financial support.

Material Changes in Results of Operations
-----------------------------------------

     The foundry has been operating near capacity for more than a year, so net sales showed only a modest increase in the second quarter and first six months of 1995 compared to the prior year. Almost half of the current Ford I beam business will phase out beginning in the fourth quarter of 1995. The Company is working to secure replacement business.

     Plant operations have continued to improve. Gross profit rose to 13.2% and 10.2% in the second quarter and first six months, respectively. Gross profit margins for comparable periods in 1994 were 0.8% and 2.1%, respectively. Corporate charges declined $0.4 million for the second quarter and $0.6 million for the first six months compared to the prior year as a result of a decline in the level of staff support provided by the parent companies. All of the above led to the Company reporting a profit in both the second quarter and first half of 1995, although cumulative losses since 1988 when the Company was acquired by Intermet are still almost $52 million.

                     II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant of Ohio water pollution laws and regulations. The Attorney General's office has advised the Registrant that it could avoid litigation with respect to such violations by entering into a consent order. The Attorney General's most recent proposal includes a penalty of approximately $250,000, but this matter has not been settled.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securities
         Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibit is filed as a part of this report:

              Exhibit 27 - Financial Data Schedule

         (b)  None

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          IRONTON IRON, INC.



                          By: /s/ Peter C. Bouxsein
                             ------------------------------
                             Peter C. Bouxsein
                             Controller
                             (Principal Accounting Officer)



DATE: August 15, 1995
      ----------------

                                  EXHIBIT INDEX
                                  --------------


Exhibit                  Description
--------                 ------------

  27                     Financial Data Schedule