Form 10-Q
period 1995-10-01
IRONTON IRON INC
filed 1995-11-15
CIK 771176

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended October 1, 1995

                                OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                  Commission File Number 0-17028

                        IRONTON IRON, INC.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

     Ohio                                            31-117407
----------------------------                  -------------------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or                          Identification No.)
 organization)

      5445 Corporate Drive, Suite 200, Troy, Michigan  48098
     --------------------------------------------------------
      (Address of principal executive offices and zip code)

                          (810) 641-1900
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ----

Shares outstanding of each of the issuer's classes of common stock at November 10, 1995: 23,000 shares of Common Stock, no par value.

                  PART I - Financial Information

                            ITEM 1.  Financial Statements

                                  Ironton Iron, Inc.

                           Interim Condensed Balance Sheets

                                   December 31,   October 1,
                                       1994           1995
                                   ---------------------------
                                     (in thousands of dollars)
ASSETS
Current assets:
  Cash                             $  699         $     61
  Accounts receivable:
    Trade                           8,093            8,849
    Other                             712              574
    Inventories                     1,313            1,491
    Other current assets               26               71
                                   ---------------------------
Total current assets               10,843            11,046



Property, plant and equipment:
  Land                                295               295
  Building and improvements         4,765             4,864
  Machinery and equipment          24,240            25,067
  Construction in progress          1,010             2,033
                                   ---------------------------

                                   30,310            32,259
  Less accumulated depreciation     9,957            12,661
                                   ---------------------------
                                   20,353            19,598


Other assets                          220                93
                                  ----------------------------
                                  $31,416           $30,737
                                  ============================


See accompanying notes.

                                   December 31,   October 1,
                                       1994           1995
                                   ---------------------------
                                    (in thousands of dollars)

LIABILITIES AND NET SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                 $   5,545      $  4,844
  Accrued wages and benefits             919         1,206
  Accrued workers' compensation          546           301
  Other accrued liabilities            1,463         1,083
                                   ---------------------------
Total current liabilities              8,473         7,434


Due to affiliates                     37,002        29,903

Redeemable preferred stock             3,038         3,126


Net shareholder's deficiency:
  Common stock                         2,000         2,000
  Additional paid-in capital          43,523        49,523
  Accumulated deficit                (62,620)      (61,249)
                                   ---------------------------

Net shareholder's deficiency         (17,097)       (9,726)
                                   ---------------------------

                                     $31,416      $ 30,737
                                   ===========================

See accompanying Notes.

                                  Ironton Iron, Inc.

                 Interim Condensed Consolidated Statements of Income



                                                     Three months ended                Nine months ended
                                                 ------------------------------------------------------------
                                                 October 2,       October 1,       October 2,       October 1,
                                                    1994              1995             1994             1995
                                                  ------------------------------------------------------------
Net sales                                           $19,124           $17,881          $57,248         $58,935
Cost of Sales                                        19,779            17,013           51,110          53,866
                                                  ----------------------------     ----------------------------

Gross margin                                           (655)             868              138           5,069

Corporate charges from parent
  companies                                           1,125              706            3,448           2,473
                                                  ----------------------------      --------------------------
Operating profit (loss)                              (1,780)             162           (3,310)          2,596

Interest expense                                       (714)             (299)         (1,961)         (1,137)
                                                  ----------------------------      --------------------------

Income (loss) before income taxes                    (2,494)             (137)         (5,271)          1,459

Provision for income taxes                              --               --               --               --
                                                  ----------------------------      ---------------------------

Net income (loss)                                   $(2,494)          $  (137)         $(5,271)        $ 1,459
                                                  =============================     ============================

See accompanying notes.

                                                               Ironton Iron, Inc.

                                                   Interim Condensed Statements of Cash Flows



                                                                             Nine months ended
                                                                       ----------------------------
                                                                       October 2,         October 1,
                                                                          1994              1995
                                                                       ----------------------------
                                                                         (In thousands of dollars)
Operating activities:
   Net income (loss)                                                    $(5,271)          $ 1,459
   Adjustments to reconcile net income (Loss) to
      cash used in operating activities:
         Depreciation and amortization                                    2,493             2,840
         Other                                                               12               --
         Changes in assets and liabilities:
            Accounts receivable                                          (2,685)             (618)
            Inventories                                                    (695)             (178)
            Accounts payable and accrued liabilities                      1,793            (1,006)
            Other assets and liabilities                                    (40)              (45)
                                                                      -----------------------------
Net cash provided by (used in) operating activities                      (4,393)            2,452
                                                                      -----------------------------

Investment activities:
   Additions to property, plant and equipment                            (3,484)           (1,991)
   Other                                                                      8               --
                                                                      -----------------------------
Net cash used in investment activities                                   (3,476)           (1,991)
                                                                      -----------------------------

Financing activities:
   Increase due to affiliates                                             7,365            (1,099)
                                                                      -----------------------------
Net cash provided by (used in) financing activities                       7,365            (1,099)
                                                                      -----------------------------

Net decrease in cash                                                       (504)             (638)

Cash at beginning of period                                                 508               699
                                                                      -----------------------------
Cash at end of period                                                  $      4           $    61
                                                                      ==============================

See accompanying notes.

                            Ironton Iron, Inc.

             Notes to Interim Condensed Financial Statements

                             October 1, 1995

1. The condensed balance sheet at December 31, 1994 has been derived from audited financial statements at October 1, 1995 and for the periods ended October 2, 1994 and October 1, 1995 are unaudited. However, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the period ended October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories consist of the following (in thousands of dollars):

                                   December 31,   October 1,
                                       1994        1995
                                   --------------------------
         Finished goods            $    356      $  255
         Work on process                400         432
         Raw materials                  365         523
         Supplies and patterns          192         281
                                   --------------------------
                                   $  1,313      $1,491
                                   ==========================

3. Effective January 1, 1995, the Company's parent, Intermet Foundries, Inc., contributed $6,000,000 of intercompany debt to additional paid in capital.

4.  Because all common stock of the Company is owned by Intermet
    Foundries, Inc., no income or loss per common share information is included herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

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

Material Changes in Results of Operations
-----------------------------------------

The Foundry is coming off a period of operating at near capacity. Almost half of the Ford I-Beam business has begun its planned phase out. Sales for nine months of 1995 are comparable to 1994. The Company is working to secure replacement business.

Plant operations remain improved over 1994. Gross profit rose to 8.6% for the nine months of 1995 from .2% for the comparable 9 month period in the prior year. Corporate charges have declined due to the reduced level of support provided by the parent companies. All of the above led to the Company reporting a 1995 year-to-date profit compared to a loss for 1994. Cumulative losses since 1988 when the Company was acquired by Intermet are approximately $52 million.

There is no income tax provision in 1995 because on a separate income tax return basis the Company has utilized available net operating losses to offset any taxes which would be required.

    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant of Ohio water pollution laws and regulations. The Attorney General's office has advised the Registrant that it could avoid litigation with respect to such violations by entering into a consent order. The parties have tentatively agreed to a penalty of $285,000 and documentation to effectuate the settlement is being prepared.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         (a)  The following exhibit is filed as a part of this report

            Exhibit 27 - Financial Data Schedule

         (b)  None
                                  SIGNATURE
                                  ---------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      IRONTON IRON, INC.



                      By:  /s/ Doretha J. Christoph
                         Doretha J. Christoph
                         Vice President of Finance
                         (Principal Financial Officer)



Date:  November 15, 1995