Form 10-K405
period 1995-12-31
IRONTON IRON INC
filed 1996-03-26
CIK 771176

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                         Commission File Number 0-17028

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               IRONTON IRON, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Ohio                                    31-1117407
       -----------------------                   -----------------------
   (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)               Identification No.)


5445 Corporate Drive, Suite 200, Troy Michigan          48098
----------------------------------------------      -------------
  (Address of Principal Executive Offices)            (Zip Code)


                                (810) 952-2500
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


      Name of each exchange on which registered:  None

      Securities Registered Pursuant to Section 12(g) of the Act:


                      Series A Cumulative Preferred Stock*
                      ------------------------------------

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  X    .
          ------

As of February 26, 1996 none of the Registrant's Common Stock was held by non-affiliates of the Registrant; therefore, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $0. Twenty-three thousand shares of the Registrant's Common Stock were outstanding as of March 15, 1996.

-----------------
*Registered a result of the reclassification of the Registrant's Common Stock, no par value, into Series A Cumulative Preferred Stock, pursuant to an amendment to the Registrant's Articles of Incorporation filed on October 30, 1988, described in the Registrant's Form 8 to its Registration Statement on Form 10, dated November 3, 1988, previously filed with the Commission. See Item 1, "Business--General."

                                     PART I
ITEM 1.  BUSINESS

GENERAL
-------
          In July 1984 Ironton Iron, Inc. (the "Registrant") was incorporated under the laws of the State of Ohio. The Registrant operates a foundry in Ironton, Ohio which manufactures ductile iron castings for the transportation industry.

          In October 1988 Intermet Foundries, Inc. ("IFI"), a Georgia corporation and wholly-owned subsidiary of Intermet Corporation ("Intermet"), acquired through a recapitalization all of the outstanding Common Stock of the Registrant. In connection with the recapitalization, IFI paid $2 million for newly-issued Common Stock of the Registrant and refinanced approximately $2.1 million of the Registrant's debt. Also, the Registrant issued a new class of Series A Cumulative Preferred Stock to the former holders of the Registrant's Common Stock in exchange for all of their common shares.

          The Registrant sustained operating losses since acquired in 1988 until 1995, when it generated net income of $793,000. As of December 31, 1995, the Registrant had incurred cumulative losses of approximately $62 million. A significant portion of the losses were incurred in 1992 and 1993 when the Registrant added a new production line at the same time it was adding a second shift on its existing production line. The Registrant remains dependent on Intermet for financial support.

MARKETING, MARKETS AND PRODUCTS
-------------------------------

          The Registrant markets its products principally to original equipment manufacturers and their suppliers in the automotive industry. The following table sets forth information regarding sales by the Registrant:

                           % of Total Registrant Sales
                         Fiscal year ended December 31,
                        ---------------------------------
                           1993        1994       1995
                        ----------  ----------  ---------

          Automotive           87%         89%        78%
          Rail car              8           7         14
          Other                 5           4          8

          Products manufactured for the automotive industry include brake parts, steering and suspension system components and differential cases. The Registrant produces brake adapter plates for the rail car industry.

          The Registrant utilizes the in-house sales and customer service staff of Intermet. The Registrant produces principally to customer order and does not maintain any significant inventory of finished goods not on order.

          The major customers of the Registrant during 1993 through 1995 were as follows:

                                 % of Total Registrant Sales
                               Fiscal year ended December 31,
                              ---------------------------------
                                 1993        1994       1995
                              ----------  ----------  ---------

          Ford                       21%         22%        23%
          Dana                       24          21         22
          General Products           19          24         20
          Chrysler                   11          14          9

          The sales to General Products are under the terms of a purchase order issued by Ford.

          The loss of any of these customers or a substantial reduction in their purchases from the Registrant would have a material adverse effect upon the Registrant unless the work were replaced by sales to other customers. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING
-------------

          The Registrant produces ductile iron castings. Ductile iron, which is produced by removing sulfur from molten iron and adding magnesium and other alloys, has greater strength and elasticity than the more widely used gray iron, and its use as a higher-strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The Registrant's castings range in size from pieces weighing approximately six pounds to castings weighing 100 pounds.

          The manufacturing process involves melting steel scrap and pig iron in a gas and coke-fired cupola furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds, and the molds are broken and removed.

          Shipments for the year ended December 31, 1995 totaled approximately 74,000 tons, compared to approximately 77,300 tons during the year ended December 31, 1994, and 62,700 tons during the year ended December 31, 1992.

          Customers usually specify the properties their castings are to embody, such as hardness and strength, and the Registrant determines how best to meet those specifications. Constant testing and monitoring of the manufacturing process is important in order to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, cobalt x-ray, ultrasonic and magnetic-particle testing equipment, are used extensively in grading scrap metal, analyzing molten metal and testing castings. The Registrant also uses its testing equipment and procedures to provide particular tests requested by a customer for its castings.

COMPETITION
-----------

          The Registrant competes with many other foundries, including others owned by Intermet, both in the United States and Europe. Some of these foundries are owned by major users of iron castings, and a number of foundry operators have, or are subsidiaries of companies which have, greater financial resources than the Registrant. For example, the three largest domestic automobile manufacturers, two of which are among the Registrant's largest customers, operate their own foundries. However, they also purchase castings from the Registrant and others, and there is a trend toward increased outsourcing by the domestic original equipment manufacturers. Castings produced by the Registrant also compete to some degree with malleable iron castings, other metal castings and steel forgings.

          The Registrant competes on the basis of product quality, engineering, service and price. The Registrant emphasizes its ability to produce complex, precision-engineered products in order to compete for value-added castings, which generally provide a higher profit margin.

RAW MATERIALS
-------------

          The primary raw material the Registrant uses to manufacture iron castings is steel scrap. The Registrant has no long-term contractual commitments with any scrap supplier, and does not anticipate any difficulties in obtaining scrap because of the large number of suppliers and because of Intermet's position as a major purchaser. Scrap was obtained from a variety of sources during 1993, 1994 and 1995. Competitive prices are assured through discussions with various suppliers of steel scrap. The cost of steel scrap is subject to fluctuations, but the Registrant has implemented arrangements with most of its customers for adjusting its castings prices to reflect those fluctuations. The Registrant can generally adjust its castings prices to reflect such cost fluctuations.

          Various of the alloys that are added to scrap steel in the manufacturing process have been in short supply from time to time, resulting in price increases. The Registrant has always been able to purchase necessary alloys; alternate alloys may be substituted in some cases.

          The Registrant benefits from the contractual arrangements of Intermet, which expire at various times through 1998, for the purchase of various materials other than steel scrap used in or during the manufacturing process. Although these contracts and Intermet's overall level of purchases provide some protection against price increases, in most cases neither the Registrant nor Intermet has specific arrangements in place to adjust its casting prices for fluctuations in the price of alloys and other materials.

CYCLICALITY AND SEASONALITY
---------------------------

          Most of the Registrant's products are generally not affected by year-to-year automotive style changes. However, the inherent cyclicality of the automotive industry has affected the Registrant's sales and earnings during periods of slow economic growth or recession. The Registrant's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by domestic automakers for vacations and model changeovers.

BACKLOG
-------

          Most of the Registrant's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. Terms of sale are normally net 30 days. The lead time and cost of commencing production of a particular casting tend to inhibit transfer of production from one foundry to another. Customers typically issue releases and shipping schedules on a monthly basis. The Registrant's backlog at any given time therefore consists only of the orders which have been released for shipment.

EMPLOYEES
---------

          As of January 1, 1996, the Registrant employed 496 members of the local bargaining unit, United Steelworkers of America, and 83 salaried employees. The Registrant entered into a new labor contract effective January 1, 1992, which expires on January 31, 1997. The Registrant has not experienced any strike or work stoppage since it commenced operations in 1986. The Registrant believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL MATTERS
---------------------

          The Registrant's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio environmental agency, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of chemical substances. The Registrant believes that current operations of its facilities are in substantial compliance with applicable environmental laws, regulations and government orders, but see "Item 3. Legal Proceedings" concerning an issue raised by the Ohio Attorney General's office. In addition, the Registrant has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency advised the Registrant of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations.

          The Intermet Board of Directors oversees the environmental program of Intermet and its affiliates, including the Registrant. Intermet has conducted an internal environmental review of the Registrant's facility and is in the process of remedying non-complying situations.

          The 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Registrant. Until final regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate such costs.

ITEM 2.  PROPERTIES

          The Registrant owns its foundry and offices located at 2520 South Third Street, Ironton, Ohio. The foundry and offices consist of an aggregate of 514,000 square feet situated on 26 acres of land zoned for industrial use. The Registrant believes that its manufacturing facilities are adequately maintained.

ITEM 3.  LEGAL PROCEEDINGS

          The Registrant is not aware of any material pending or threatened legal proceedings to which the Registrant is a party or of which any of its property is the subject, except as set forth below.

          The Registrant entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant of Ohio water pollution laws and regulations. The Attorney General's Office advised the Registrant that the Registrant could avoid litigation with respect to such violations by entering into a consent order with respect to the violations. In November 1995, the Registrant agreed to pay the State of Ohio a fine of $285,000 to settle the water pollution matter. The parties have agreed to the language of the consent decree, and the Registrant is waiting for the Office of Attorney General to file the decree in Ohio State Court. Upon receipt of the decree, the fee will be paid by the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the 1995 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
         STOCKHOLDER MATTERS

          There is no established public trading market for the Registrant's Common Stock or Series A Cumulative Preferred Stock. As of December 31, 1995, there were 1,391 holders of record of the Registrant's Series A Cumulative Preferred Stock and one holder of the Registrant's Common Stock, IFI.

          The Registrant has paid no dividends on its Common Stock since its organization. Because the Registrant has had cumulative operating losses since its organization, it is unlikely that it will pay dividends in 1996 on its outstanding Common Stock or Series A Cumulative Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                               IRONTON IRON, INC.
                               ------------------
                       Selected Historical Financial Data
                       ----------------------------------
                                 (000 omitted)
                                 -------------

                                            1991       1992       1993       1994       1995
                                          ---------  ---------  ---------  ---------  ---------
Net sales                                 $ 18,056   $ 29,005   $ 56,434   $ 76,315   $ 74,746
Operating (loss)/profit                     (4,768)   (11,450)   (14,056)    (6,186)     2,138
Net (loss)/profit                           (5,746)   (12,829)   (16,977)    (8,730)       793
Net (loss)/profit per                           (1)        (1)        (1)        (1)        (1)
common share
Weighted average common shares                  (1)        (1)        (1)        (1)        (1)
 outstanding
                                        ------------------------------------------------------

                                             1991       1992       1993       1994       1995
                                          --------   --------   --------   --------   --------
Working capital                           $    826   $  2,181   $  3,243   $  2,370   $  3,626
Property, plant and equipment,               4,431     17,406     19,364     20,353     19,160
   net
Total assets                                 8,563     26,157     30,242     31,416     28,041
Long-term liabilities                       16,747     43,671     41,460     37,002     30,078
Redeemable preferred stock                   2,688      2,804      2,921      3,038      3,155
Net common shareholder's deficiency        (13,211)   (26,156)   (21,250)   (17,097)   (10,421)
Cash dividends declared                        ---        ---        ---        ---        ---


-----------

(1) On October 31, 1988 IFI became the sole shareholder of the Registrant's Common Stock. As a result, common share data is not presented because it is no longer meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
-----------------------

          Net sales declined almost $2 million (2%) in 1995 compared to in 1994. The 1995 sales decline followed an increase in sales of over $20 million (35%) in 1994 compared to 1993. The decline in sales in 1995 was primarily due to model expiration in the Ford I-beam program. Much of the growth in 1994 was due to an increase in tons shipped, especially suspension components for Ford made on a production line installed in 1992. Demand from other automotive customers was fairly strong in both years, but especially in 1994.

          Despite the decline in sales in 1995, this operation had an operating profit, $2.1 million, for the first time since Intermet ownership. This swing in earnings from the operating loss of $6.2 million in 1994 is the result of cost reduction and improvement programs and plant management stability.

Unfortunately, sales are expected to decline even further at this plant as the operation realizes the full loss of the Ford I-beam business. The 1994 operating loss was $7.9 million lower than 1993 due to the increase in sales coupled with improvements in operations, primarily on the new production line.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Prior to its acquisition by IFI, the Registrant was in violation of certain loan agreements and had exhausted all available sources of capital.
Much of the Registrant's debt was refinanced by IFI after it purchased the Registrant. Intermet and IFI have continued to provide financial support to the Registrant by funding operating losses, working capital increases and capital expenditures since the acquisition. During 1995 and 1994, $6 million and $13 million, respectively of the amount due to Intermet and IFI was converted to equity in order to reduce the Registrant's interest-bearing debt levels. The Registrant believes it has adequate resources to satisfy its current obligations due to nonaffiliates. Intermet currently intends to continue providing financial support to the Registrant.

          The Registrant also incurs recurring costs to manage and dispose of waste (principally nonhazardous waste) generated as part of ongoing operations. In 1995 and 1994 such costs totaled approximately $3 million and $3.4 million, respectively. Although the Registrant continues to take various steps to control these costs, they are expected to increase in the future. In addition, a portion of the Registrant's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.4 million in 1995 and are expected to exceed $0.6 million in 1996. See Note 8 to the Financial Statements included elsewhere herein.

          The Registrant has agreed with the Ohio Attorney General that it will pay $285,000 for past violations of Ohio water pollution laws. See "Item 1. Business-Environmental Matters" and "Item 3. Legal Proceedings."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and the report of independent auditors identified in Item 14(a) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Registrant has not changed accountants during its two most recent fiscal years, nor has the Registrant during such time had any disagreement with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          As of February 26, 1996, the directors and executive officers of the Registrant, their respective ages, positions, date of election and principal occupations were as follows:

                 Name (Age)             Principal Position(s)
                 ----------             -------------------------

          John Doddridge (55)           President and Director

          C. James Peterson (48)        Vice President and Director

          James W. Rydel (51)           Secretary and Director

          Doretha J. Christoph (46)     Treasurer


          Mr. Doddridge became President and Director of the Registrant in March 1995. He became Chairman of the Board and Chief Executive Officer of Intermet in December 1994. Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts, from November 1992 until November 1994. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

          Mr. Peterson became Vice President and Director of the Registrant in March 1995. He became Vice President - Foundry Operations of Intermet in February 1995, and he served as Director of Manufacturing of IFI from 1993 to 1995. Prior to that time he served as General Manager of Columbus Foundries, Inc., a subsidiary of Intermet.

          Mr. Rydel became Secretary and Director of the Registrant in MARCH 1995. HE HAS SERVED AS VICE PRESIDENT - ADMINISTRATION AND SECRETARY OF INTERMET SINCE FEBRUARY 1995. FROM 1991 UNTIL FEBRUARY 1995, MR. RYDEL SERVED AS VICE PRESIDENT - HUMAN RESOURCES OF INTERMET. PRIOR TO THAT TIME HE SERVED AS DIRECTOR OF COMPENSATION AND BENEFITS OF INTERMET FROM 1986 UNTIL 1990 AND AS DIRECTOR OF HUMAN RESOURCES OF INTERMET FROM 1990 UNTIL 1991.

          Ms. Christoph became Treasurer of the Registrant on June 1, 1995. She became Vice President-Finance of Intermet in June 1995. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics across all markets and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

          There are no family relationships between or among any of the officers and directors of the Registrant.

          The term of office for each director commences with his election and continues until the next annual meeting of shareholders and until his successor is elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

          The Registrant has paid no compensation or offered any benefits of any kind to its executive officers (four) or members of the Board of Directors since its acquisition by IFI. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          As of February 26, 1996, none of the officers or directors of the Registrant beneficially owned any of the Registrant's Common Stock, the only class of voting securities of the Registrant. As of that date, IFI, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098, owned 23,000 shares of the Registrant's Common Stock (100% of the class).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Registrant borrows money from Intermet, the sole shareholder of IFI. The loans bear interest at the average rate that Intermet pays for its revolving credit borrowings. As of February 29, 1996, the aggregate outstanding amount borrowed by the Registrant from Intermet was $8,599,000. During the year ended December 31, 1995, the largest amount outstanding to Intermet at any time was $23,141,000. Proceeds of the loans have been used to fund operating losses, working capital increases and capital expenditures. In addition, Intermet advances to the Registrant other funds which do not bear interest. These loans principally represent the income tax benefit recorded by Intermet as a result of the Registrant's losses since October 31, 1988 being included in Intermet's consolidated federal income tax return. Such loans totaled $20,827,000 at December 31, 1995.

          Intermet provides services, such as sales, marketing, engineering, accounting, human resources and data processing to its subsidiaries, including the Registrant. Intermet's cost of providing these services, including interest, is prorated among its subsidiaries. In addition, Intermet incurs various costs, principally relating to salaries, data processing, aircraft, interest and occupancy, which are prorated among its subsidiaries, including the Registrant, and charged to each of them. Amounts charged to each subsidiary by Intermet are a function of the subsidiary's sales and rated capacity. The total amount charged by Intermet to the Registrant in 1995 was $3,176,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements
              --------------------

              The following financial statements and notes thereto of the Registrant are incorporated by reference into Item 8 of this
              Report:

              Report of Independent Auditors

              Balance Sheets at December 31, 1995 and 1994

              Statements of Operations for the years ended December 31, 1995, 1994 and 1993

              Statements of Net Common Shareholder's Deficiency for the years ended December 31, 1995, 1994 and 1993

              Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

              Notes to Financial Statements


          2.  Financial Statement Schedules
              -----------------------------

              The following schedule for the Registrant is filed as Item 14(a)(2) hereof:

              Schedule II - Valuation and Qualifying Accounts

          3.   Exhibits
               --------

               The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

          Exhibit No.  Description of Exhibit
          -----------  ----------------------

          3.1 and 4.1  Articles of Incorporation of Ironton Iron, Inc., as
                       amended (included as Exhibit 3.1 and 4 to the Registrant's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

          3.2 and 4.2  Code of Regulations of Ironton Iron, Inc., as amended
                       (included as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

          10.1 Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

          27           Financial Data Schedule

     (b) The Registrant did not file a report on Form 8-K during the last quarter of the Registrant's fiscal year ended December 31, 1995.

     (c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)(3) hereof.

     (d) The Registrant hereby files as a financial statement schedule to this Report the schedule set forth in Item 14(a)(2) hereof.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying balance sheets of Ironton Iron, Inc. as of December 31, 1995 and 1994 and the related statements of operations, net common shareholder's deficiency, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironton Iron, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conforming with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Detroit, Michigan
January 26, 1996

                              IRONTON IRON, INC.

                                BALANCE SHEETS

                                                      DECEMBER 31
                                                    1995      1994
                                                   -------   -------
                                                     (In Thousands)
                                                     --------------
ASSETS
Current assets:
 Cash                                              $   290   $   699
 Accounts receivable:
   Trade, less allowance of $687 and $362            6,128     8,093
   Other                                               630       712
 Inventories                                         1,765     1,313
 Other current assets                                   42        26
                                                   -------   -------
Total current assets                                 8,855    10,843

Property, plant and equipment:
 Land                                                  295       295
 Buildings and improvements                          5,125     4,765
 Machinery and equipment                            26,078    24,240
 Construction in progress                            1,369     1,010
                                                   -------   -------
                                                    32,867    30,310
 Less accumulated depreciation                      13,707     9,957
                                                   -------   -------
Net property, plant and equipment                   19,160    20,353

Other noncurrent assets                                 26       220
                                                   -------   -------
                                                   $28,041   $31,416
                                                   =======   =======



                                                                   DECEMBER 31
                                                                 1995       1994
                                                               --------   --------
                                                                  (In Thousands)
                                                                  --------------
LIABILITIES AND NET COMMON SHAREHOLDER'S DEFICIENCY
Current liabilities:
 Accounts payable                                              $  3,047   $  5,545
 Accrued wages and benefits                                         857        919
 Accrued workers' compensation                                      297        546
 Other accrued liabilities                                        1,028      1,463
                                                               --------   --------
Total current liabilities                                         5,229      8,473

Due to affiliates                                                30,078     37,002

Redeemable preferred stock, $200 par value,
 20,000 shares authorized; 11,685 shares issued                   3,155      3,038


Net common shareholder's deficiency:
 Common stock, no par value, 25,000 shares authorized;
   23,000 shares issued and outstanding                           2,000      2,000
 Additional paid-in capital                                      49,523     43,523
 Accumulated deficit                                            (61,944)   (62,620)
                                                               --------   --------
Net common shareholder's deficiency                             (10,421)   (17,097)
                                                               --------   --------
                                                               $ 28,041   $ 31,416
                                                               ========   ========

See accompanying notes.
-----------------------

                              IRONTON IRON, INC.

                           STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31
                                                          1995      1994      1993
                                                        -------   -------   --------
                                                              (In Thousands)
                                                              --------------
Net sales                                               $74,746   $76,315   $ 56,434

Cost of sales                                            69,432    78,152     66,604
                                                        -------   -------   --------
Gross margin                                              5,314    (1,837)   (10,170)

Corporate charges                                         3,176     4,349      3,886
                                                        -------   -------   --------
Operating income (loss)                                   2,138    (6,186)   (14,056)

Interest income                                               -         2          7
Interest expense                                         (1,335)   (2,546)    (2,928)
                                                        -------   -------   --------
Net income (loss) before income taxes                       803    (8,730)   (16,977)
Income taxes--currently payable                              10         -          -
                                                        -------   -------   --------
Net income (loss)                                       $   793   $(8,730)  $(16,977)
                                                        =======   =======   ========

See accompanying notes.
-----------------------

                              IRONTON IRON, INC.

               STATEMENTS OF NET COMMON SHAREHOLDER'S DEFICIENCY

                                                    ADDITIONAL                    NET COMMON
                                       COMMON        PAID-IN      ACCUMULATED   SHAREHOLDER'S
                                        STOCK        CAPITAL        DEFICIT       DEFICIENCY
                                       ------      -----------    -----------   -------------
                                                           (In Thousands)
                                                           --------------

Balance at December 31, 1992           $2,000       $ 8,523        $(36,679)       $(26,156)
   Contribution of intercompany
     debt to additional paid-in
     capital                                -        22,000               -          22,000
   Accrued dividends on
     redeemable preferred stock
     ($10 per share)                        -             -            (117)           (117)
   Net loss                                 -             -         (16,977)        (16,977)
                                       ------       -------        --------        --------
Balance at December 31, 1993            2,000        30,523         (53,773)        (21,250)
   Contribution of intercompany
     debt to additional paid-in
     capital                                -        13,000               -          13,000
   Accrued dividends on
     redeemable preferred stock
     ($10 per share)                        -             -            (117)           (117)
   Net loss                                 -             -          (8,730)         (8,730)
                                       ------       -------        --------        --------
Balance at December 31, 1994            2,000        43,523         (62,620)        (17,097)
   Contribution of intercompany
     debt to additional paid-in
     capital                                          6,000                           6,000
   Accrued dividends on
     redeemable preferred stock
     ($10 per share)                        -             -            (117)           (117)
   Net income                               -             -             793             793
                                       ------       -------        --------        --------
Balance at December 31, 1995           $2,000       $49,523        $(61,944)       $(10,421)
                                       ======       =======        ========        ========

See accompanying notes.
-----------------------

                              IRONTON IRON, INC.

                           STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31
                                                                     1995        1994     1993
                                                                    -------    -------   --------
                                                                            (In Thousands)
                                                                            --------------
OPERATING ACTIVITIES
Net income (loss)                                                   $   793    $(8,730)  $(16,977)
Adjustments to reconcile net income (loss) to
 cash provided by (used in) operating activities:
   Depreciation and amortization                                      3,865      3,432      2,999
   Changes in operating assets and liabilities:
     Accounts receivable                                              2,047     (1,004)    (3,623)
     Inventories                                                       (452)       680      1,525
     Accounts payable and accrued liabilities                        (3,244)     1,988      1,144
     Other                                                              (16)        50         97
                                                                    -------    -------   --------
Cash provided by (used in) operating activities                       2,993     (3,584)   (14,835)

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (2,478)    (4,767)    (4,557)

FINANCING ACTIVITIES
(Decrease) Increase in due to affiliates                               (924)     8,542     19,789
                                                                    -------    -------   --------
Net (decrease) increase in cash                                        (409)       191        397

Cash at beginning of year                                               699        508        111
                                                                    -------    -------   --------
Cash at end of year                                                 $   290    $   699   $    508
                                                                    =======    =======   ========

See accompanying notes.
-----------------------

                              IRONTON IRON, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Ironton Iron, Inc. (the "Company") is engaged in the production and sale of ductile iron castings, primarily for the automotive industry. The Company is a wholly owned subsidiary of Intermet Foundries, Inc. ("IFI"), a wholly owned subsidiary of Intermet Corporation ("Intermet"). The Company has transactions with IFI and Intermet as described in Note 6.

The Company has incurred significant operating losses since its inception. Intermet has provided financial support by funding losses, capital expenditures and working capital increases. The Company remains dependent on Intermet and Intermet intends to continue providing financial support.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost or market. Raw material and supplies are valued on a weighted average cost basis. Work in process and finished goods inventories are valued at standard costs which approximate actual costs determined on a first-in, first-out basis. The specific identification method is used for patterns.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. The provision for depreciation of property, plant and equipment is determined on the basis of estimated useful lives using the straight-line method.

                              IRONTON IRON, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Noncurrent Assets

Other noncurrent assets consist of deferred pattern and tooling charges. Such costs are amortized over their estimated economic lives using the straight-line method.

NET INCOME (LOSS) PER COMMON SHARE

IFI is the sole shareholder of the Company's common stock. As a result, earnings per share data is not presented since it is not meaningful.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and debt approximate fair values.

2.    INVENTORIES

Inventories consist of the following (in thousands of dollars):

                               1995    1994
                              ------  ------
Finished goods                $  146  $  356
Work in process                  526     400
Raw materials                    490     365
Supplies and patterns            603     192
                              ------  ------
                              $1,765  $1,313
                              ======  ======

3.  REDEEMABLE PREFERRED STOCK

IFI acquired all of the common stock of the Company in October 1988. As part of this transaction, the existing preferred stock of the Company was cancelled and the previous common stockholders of the Company received an equivalent number of shares of the Company's new 5% cumulative preferred stock with an aggregate par value of $2,337,000. The preferred shares were to be retired at par value from net income, if available, in four annual installments beginning in 1993. However, no shares have been retired and no dividends have been paid to date since the Company has incurred a cumulative net loss since 1988. Accrued but unpaid dividends on the preferred stock totaled $818,000 at December 31, 1995.

                              IRONTON IRON, INC.

4.  RETIREMENT PLANS AND BENEFITS

Intermet has an Employee Stock Ownership Plan for certain of its United States employees who are not covered by collective bargaining agreements. The plan requires contributions equal to 3% of the annual compensation of the plan participants. Intermet may, at its discretion, make additional contributions within specified limits. Intermet also has a defined contribution plan for domestic salaried employees. Intermet and its subsidiaries make contributions equal to 2% of the annual compensation of participant. Participants are also allowed to make contributions to the plan, on a pre-tax basis, of up to 10% of their compensation. Intermet and its subsidiaries match 50% of participant's contributions, up to a specified limit. The Company accrued contributions to the two plans of $196,000, $143,000 and $128,000 in 1995, 1994 and 1993,
respectively.

The Company has also established a defined contribution plan for hourly employees. Contributions to the Plan are based on hours worked by each employee and totaled $250,000, $264,000 and $212,000 in 1995, 1994 and 1993,
respectively. The Plan also allows employees to make contributions, on a pre-tax basis, of up to 15% of their compensation.

Intermet provides health care and life insurance benefits to certain retired salaried employees and their dependents, including employees of the Company. Salaried employees can become eligible for retiree health care benefits at age 55 depending on years of service. Retirees receive substantially the same benefits as active employees. The medical plan generally pays 80% of most medical expenses, less deductible amounts, with employees contributing to the cost of dependent coverage. Coverage converts to a Medicare supplement at age 65.

5.  INCOME TAXES

Intermet files a consolidated federal income tax return which includes the Company. The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return.

                              IRONTON IRON, INC.

5.  INCOME TAXES (CONTINUED)

While certain temporary differences exist in recognizing expenses for income tax and financial reporting purposes, no deferred tax liability has been recorded because of the loss carryforwards available. The tax effects of the types of temporary differences and loss carryforwards which give rise to deferred tax assets (liabilities) at December 31, 1995 and 1994 are as follows (in thousands of dollars):

                                     1995       1994
                                   ---------  ---------
[S]                                [C]        [C]

  Losses after IFI acquisition     $ 19,745   $ 19,760
  Losses before IFI acquisition       2,130      2,140
  Other temporary differences           461        530
                                   --------   --------
  Gross deferred tax assets          22,336     22,430
  Valuation allowance               (20,860)   (21,156)
                                   --------   --------
                                      1,476      1,274
  Depreciation                       (1,476)    (1,274)
                                   --------   --------
                                   $      -   $      -
                                   ========   ========

The Company has utilized operating loss carryforward to offset a substantial portion of its 1995 income.

There are certain limitations on the use of the loss carryforward generated prior to the Company's acquisition by IFI. This loss carryforward expires as follows: $1,510,000 in 2001 and $621,000 in 2002.

The loss carryforward generated after the acquisition by IFI on October 31, 1988 results from calculating the Company's income tax provision on a separate tax return basis. These losses have already been utilized by Intermet in its consolidated federal income tax return. While no income tax benefits have been included in the accompanying financial statements, Intermet does advance funds to the Company in amounts which approximate the income tax benefits expected to be realized by Intermet as a result of the Company's losses after October 31, 1988. These amounts totaled $3,186,000 and $5,829,000 in 1994 and 1993, respectively. No interest is charged on these amounts. In 1995, the Company generated income, therefore no such advance was received from Intermet.

                              IRONTON IRON, INC.

6.  RELATED PARTY TRANSACTIONS

Intermet incurs various costs, principally related to salaries, data processing, aircraft, interest and occupancy, which are allocated to each of its subsidiaries. Amounts charged to each subsidiary by Intermet are a function of the subsidiary's sales and rate capacity. Intermet believes the resulting allocation to be reasonable.

Intermet has a revolving credit agreement with a bank consortium which was refinanced in August 1995. The agreement, which expires in August 1998, provides for loans up to $70,000,000 and DM8,000,000 (approximately $5,600,000) at December 31, 1995. The borrowing limit is reduced by $5,000,000 in August 1996 and $10,000,000 in August 1997, and certain standby letters of credit issued by Intermet. At December 31, 1995 such standby letters of credit totaled $8,666,000. Interest rates on both the U. S. dollar and deutsche mark facilities are based on various market rates, and in most cases, include additional lender margins. There were no borrowings under this agreement as of December 31, 1995. Intermet also must pay a fee at an annual rate of .375% on any unused portion of the loan commitment. The revolving credit agreement requires Intermet to maintain certain financial ratios and imposes limitations on dividends and certain activities.

Intermet has borrowings available under line of credit agreements with two banks. The agreements provide for loans up to $15,000,000 bearing interest at the prime rate or other specified rates. There were no borrowings outstanding at December 31, 1995. The availabilities of these lines, which are normally renewed on an annual basis, are at the discretion of the banks. Borrowings are payable on demand.

Intermet has a $25,000,000 term loan agreement with the Prudential Insurance Company of America. The loan bears interest at a base rate plus an additional lender margin in certain circumstances, with interest payable in quarterly installments. The interest rate at December 31, 1995 was 8.05%. Principal amounts are to be repaid in five equal annual installments beginning in December 1998. The term loan agreement requires Intermet to maintain certain financial ratios and imposes limitations on dividends and certain activities of Intermet.

Intermet and its subsidiaries are jointly and severally liable for any borrowings under the agreements described above. Intermet loans money to, or invests the excess cash of, each of its subsidiaries depending on the cash requirements of each subsidiary. Borrowings under the credit arrangement with Intermet bear interest at the average rate that Intermet pays for its revolving and line of credit borrowings. The total of all interest charged by Intermet and paid by the Company was $1,557,000, $2,518,000 and $3,126,000 in 1995, 1994
and 1993, respectively.

                              IRONTON IRON, INC.

7.  MAJOR CUSTOMERS

Net sales to customers exceeding 10% of net sales in any period were as follows (as a percentage of net sales):

                           1995  1994   1993
                           ----  -----  -----
  Ford                      23    22%    21%
  Dana                      22    21     24
  General Products          20    24     19
  Chrysler                   9    14     11

Sales to General Products are under the terms of a purchase order issued by Ford.

8.  CONTINGENCY

In March, 1994, the Company entered negotiations with the Ohio Attorney General's office concerning past violations of Ohio water pollution laws and regulations. In November 1995, the Company agreed to pay the State of Ohio a $285,000 to settle this and all other water discharge violations. The Company has accrued this liability at December 31, 1995 and expects to pay this in 1996 on receipt of the State decree. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations. However, management believes that such penalties, if any, will not be material to the financial condition of the Company.

                              IRONTON IRON, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT                       BALANCE
                                      BEGINNING  CHARGED TO           AT END OF
          DESCRIPTION                 OF PERIOD    EXPENSE    OTHER     PERIOD
          -----------                 ---------  ----------  -------  ----------
                                              (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1995:
  Return and allowance reserve (a)     $   362      $325 (b) $   -      $    687
  Deferred tax asset valuation
    allowance                           21,156         -       (296)(d)   20,860

Year ended December 31, 1994:
  Return and allowance reserve (a)     $   382      $(20)(b) $   -      $    362
  Deferred tax asset valuation
    allowance                           18,091         -      3,065 (c)   21,156

Year ended December 31, 1993:
  Return and allowance reserve (a)     $   100      $282 (b) $   -      $    382
  Deferred tax asset valuation
    allowance                           11,931         -      6,160 (c)   18,091

---------
(a) Reflected as reduction of trade accounts receivable on consolidated balanced sheet.

(b) Net effect of amounts charged to expense less actual returns.

(c) Increase in certain deferred tax assets, primarily related to operating loss carryforwards.

(d) Decrease in  certain deferred tax assets.

                                   SIGNATURES

          Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IRONTON IRON, INC.
                                      (Registrant)


                                      By: /s/ John Doddridge
                                         --------------------------
                                         John Doddridge, President

                                      Date:  March 26, 1996

                        POWER OF ATTORNEY AND SIGNATURES
                        --------------------------------

          Know all men by these presents, that each person whose signature appears below constitutes and appoints John Doddridge and Doretha J. Christoph, or either of them, as attorney-in-fact, with each having power of substitution, for him in any and all capacities to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 26, 1996, by the following persons on behalf of the Registrant in the capacities indicated.

          Signature                   Capacity
          ---------                   --------



   /s/ John Doddridge                President and Director
 --------------------
John Doddridge                       (Principal Executive Officer)

 /s/ C. James Peterson               Vice President and Director
 ---------------------
C. James Peterson


 /s/ James W. Rydel                  Secretary and Director
-------------------
James W. Rydel

 /s/ Doretha J. Christoph            Treasurer (Principal Financial and
-------------------------
Doretha J. Christoph                 Accounting Officer)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                 Page
                                                                                 ----

Report of Independent Auditors.................................................   F-1

Balance Sheets at December 31, 1995 and 1994...................................   F-2

Statements of Operations for the years ended December 31, 1995, 1994 and 1993..   F-4

Statements of Net Common Shareholder's Deficiency for the years ended
  December 31, 1995, 1994 and 1993.............................................   F-5

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993.............................................   F-6

Notes to Financial Statements..................................................   F-7

Schedule II - Valuation and Qualifying Accounts................................  F-13

                                 EXHIBIT INDEX



       27                   Financial Data Schedule