Form 10-Q
period 1996-03-31
IRONTON IRON INC
filed 1996-05-14
CIK 771176

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996

                                OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                      Commission File Number 0-17028

                            IRONTON IRON, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Ohio                                    31-117407
- ----------------------------                  -------------------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or                          Identification No.)
 organization)

          5445 Corporate Drive, Suite 200, Troy, Michigan  48098
          ------------------------------------------------------
          (Address of principal executive offices and zip code)

                              (810) 952-2500
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Shares outstanding of each of the issuer's classes of common stock at May 13, 1996: 23,000 shares of Common Stock, no par value.
                      PART I - Financial Information

                      ITEM 1.  Financial Statements

                            Ironton Iron, Inc.
                     Interim Condensed Balance Sheets

                                   March 31,       December 31,
                                      1996           1995
                                   ----------------------------
                                   (in thousands of dollars)
ASSETS
Current assets:
  Cash                             $  105        $     290
  Accounts receivable:
    Trade                           7,166            6,128
    Other                             815              630
  Inventories                       1,819            1,765
  Other current assets                 64               42
                                   ------          -------
Total current assets                9,969            8,855


Property, plant and equipment:
  Land                                295               295
  Building and improvements         5,200             5,125
  Machinery and equipment          26,319            26,078
  Construction in progress          1,105             1,369
                                  -------          --------
                                   32,919            32,867
  Less accumulated depreciation    14,621            13,707
                                  -------          --------
                                   18,298            19,160


Other assets                           17                26
                                  -------           -------
                                  $28,284           $28,041
                                  =======           =======

See accompanying notes.

                                   March 31,      December 31,
                                       1996           1995
                                   ---------------------------
                                    (in thousands of dollars)

LIABILITIES AND NET SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                 $   3,735      $  3,047
  Accrued wages and benefits           1,243           857
  Accrued workers' compensation          236           297
  Other accrued liabilities            1,164         1,028
                                   ---------      --------
Total current liabilities              6,378         5,229


Due to affiliates                     29,676        30,078

Redeemable preferred stock             3,184         3,155


Net shareholder's deficiency:
  Common stock                         2,000         2,000
  Additional paid-in capital          49,523        49,523
  Accumulated deficit                (62,477)      (61,944)
                                   ---------      --------

Net shareholder's deficiency         (10,954)      (10,421)
                                   ---------      --------
                                   $  28,284      $ 28,041
                                   =========      ========

See accompanying Notes.
                            Ironton Iron, Inc.

           Interim Condensed Consolidated Statements of Income


                                       Three months ended
                                       ------------------
                                     March 31,       April 2,
                                        1996           1995
                                     ---------       -------
Net sales                             $15,316       $20,232
Cost of Sales                          15,104        18,772
                                      -------       -------
Gross margin                              212         1,460

Corporate charges from parent
  companies                               596           974
                                      -------       -------
Operating profit (loss)                  (384)          486

Interest expense                         (120)         (444)

Income (loss) before income taxes        (504)           42
Provision for income taxes                 --            --
                                      -------       -------
Net income (loss)                     $  (504)      $    42
                                      =======       =======

See accompanying notes.
                            Ironton Iron, Inc.

                Interim Condensed Statements of Cash Flows

                                                                 Three months ended
                                                                 -------------------

                                                                March 31,    April 2,
                                                                  1996         1995
                                                               -------------------------
                                                               (In thousands of dollars)
Operating activities:

   Net income (loss)                                           $  (504)        $      42
   Adjustments to reconcile net income (Loss) to
      cash used in operating activities:
         Depreciation and amortization                             923               936
         Changes in assets and liabilities:
            Accounts receivable                                 (1,223)           (1,357)
            Inventories                                            (54)             (862)
            Accounts payable and accrued liabilities             1,149              (301)
            Other assets and liabilities                           (22)             (107)
                                                               -------          --------
Net cash provided by (used in) operating activities                269            (1,649)
                                                               -------          --------
Investment activities:
   Additions to property, plant and equipment                      (52)             (714)
   Other                                                             0                15
                                                               -------          --------
Net cash used in investment activities                             (52)             (699)
                                                               -------          --------
Financing activities:
   Increase due to affiliates                                     (402)            2,339
                                                               -------          --------
Net cash provided by (used in) financing activities               (402)            2,339
                                                               -------          --------

Net decrease in cash                                              (185)               (9)
                                                               -------          --------
Cash at beginning of period                                        290               699
                                                               -------          --------
Cash at end of period                                          $   105          $    690
                                                               =======          ========

See accompanying notes.


                        Ironton Iron, Inc.

         Notes to Interim Condensed Financial Statements

                          March 31, 1996

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 1995 and March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 1995.

2. Inventories consist of the following (in thousands of dollars):


                                     March 31,   December 31,
                                       1996        1995
                                     --------    -----------

         Finished goods            $    443      $  146
         Work in process                929         526
         Raw materials                  174         490
         Supplies and patterns          273         603
                                   --------      ------

                                   $  1,819      $1,765
                                   ========      ======

3.   Because all common stock of the Company is owned by Intermet
Foundries, Inc., (which was dissolved and liquidated into Intermet Corporation on March 31, 1996) no income or loss per common share information is included herein.

                        Ironton Iron, Inc.

         Notes to Interim Condensed Financial Statements

                          March 31, 1996


4. In March 1994, the Company entered negotiations with the Ohio Attorney General s office concerning past violations of Ohio water pollution laws and regulations. In November 1995, the Company agreed to pay the State of Ohio $285,000 to settle this and all other water discharge violations. The Company has accrued this liability at December 31, 1995 and expects to pay this in 1996 on entry of a consent decree by the court. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations. However, management believes that such penalties, if any, will not be material to the financial condition of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
- ---------------------------------------

The Company's financial condition has deteriorated since fourth quarter 1995 due to a much lower sales level. First quarter sales of $15.3 million is down $4.9 million or (24%) from 1995. The Company remains dependent on its parent company Intermet Corporation, for continued financial support.

Material Changes in Results of Operations
- -----------------------------------------

During most of 1995 the Company operated at near capacity. However, in the first quarter plant operations experienced reduced sales due to the phase-out of the Ford I-beam program and generally lower OEM production. The Ford I-beam, a major product line, began phase-out of production in the fourth quarter 1995 as a result of a model change. Production requirements for this product will decline significantly during the last half of 1996. The Company continues to pursue replacement business.

Gross profit declined from 7.3% in 1995 to 1.4% in the first quarter of 1996. Corporate charges have declined due to the lower costs incurred by the parent company. All of the above led to the Company reporting a 1996 year-to-date loss compared to a profit in 1995. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $62 million.

There is no income tax provision in 1995 because on a separate income tax return basis the Company has utilized available net operating losses to offset any taxes which would be required.


    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past by the Registrant of Ohio water pollution laws and regulations. The Attorney General's office has advised the Registrant that it could avoid litigation with respect to such violations by entering into a consent order. The parties have tentatively agreed to a penalty of $285,000 and documentation to effectuate the settlement is being prepared.

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



Date: May 13, 1996