Form 10-Q
period 1996-06-30
IRONTON IRON INC
filed 1996-08-09
CIK 771176

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

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

                                 (810) 952-2500
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

Shares outstanding of each of the issuer's classes of common stock at July 26, 1996: 23,000 shares of Common Stock, no par value.

                         PART I - Financial Information

                         ITEM 1.  Financial Statements

                               Ironton Iron, Inc.
                        Interim Condensed Balance Sheets


                                         June 30,     December 31,
                                          1996           1995
                                        --------------------------
                                        (in thousands of dollars)
ASSETS
Current assets:
   Cash                                 $    149          $    290
     Accounts receivable:
     Trade                                 7,234             6,128
     Other                                   617               630
   Inventories                             1,683             1,765
   Other current assets                       65                42
                                        --------          --------
Total current assets                       9,748             8,855


Property, plant and equipment:
   Land                                      295               295
   Building and improvements               5,200             5,125
   Machinery and equipment                26,334            26,078
   Construction in progress                1,317             1,369
                                        --------          --------
                                          33,146            32,867

   Less accumulated depreciation          15,546            13,707
                                        --------          --------
Net property, plant & equipment           17,600            19,160


Other noncurrent assets                       15                26
                                        --------          --------
                                        $ 27,363          $ 28,041
                                        ========          ========



See accompanying notes.

                                         June 30,     December 31,
                                          1996           1995
                                        --------------------------
                                        (in thousands of dollars)

LIABILITIES AND NET SHAREHOLDER'S DEFICIENCY
Current Liabilities:
   Accounts payable                     $  3,695          $  3,047
   Accrued wages and benefits              1,237               857
   Accrued workers' compensation             299               297
   Other accrued liabilities               1,227             1,028
                                        --------          --------
Total current liabilities                  6,458             5,229


Due to affiliates                         28,592            30,078

Redeemable preferred stock                 3,213             3,155

Net shareholder's deficiency:
   Common stock                            2,000             2,000
   Additional paid-in capital             49,523            49,523
   Accumulated deficit                   (62,423)          (61,944)
                                        --------          --------

Net shareholder's deficiency             (10,900)          (10,421)

                                        $ 27,363          $ 28,041
                                        ========          ========


See accompanying Notes.

                               Ironton Iron, Inc.

              Interim Condensed Consolidated Statements of Income



                                          Three months ended               Six months ended
                                        -----------------------         -----------------------
                                        June 30,        July 2,         June 30,        July 2,
                                          1996           1995             1996           1995
                                        -----------------------         -----------------------
Net sales                               $16,897         $20,822         $32,213         $41,054
Cost of Sales                            16,074          18,082          31,178          36,854
                                        -----------------------         -----------------------
Gross margin                                823           2,740           1,035           4,200
Corporate charges from parent
 companies                                  596             793           1,192           1,767
                                        -----------------------         -----------------------
Operating profit (loss)                     227           1,947            (157)          2,433

Interest income                             -               -               -               -
Interest expense                           (144)           (394)           (264)           (838)
                                        -----------------------         -----------------------
Income (loss) before income taxes            83           1,553            (421)          1,595
Provision for income taxes                  -               -               -               -
                                        -----------------------         -----------------------
Net income (loss)                       $    83         $ 1,553         $  (421)        $ 1,595
                                        =======================         =======================



See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flow


                                                           Six months ended
                                                        -----------------------
                                                        June 30,        July 2,
                                                         1996            1995
                                                        -----------------------
                                                       (In thousands of dollars)
Operating activities:

 Net income (loss)                                      $  (421)        $ 1,595
   Adjustments to reconcile net income (Loss) to
     cash used in operating activities:
       Depreciation and amortization                      1,850           1,815
       Changes in assets and liabilities:
         Accounts receivable                             (1,093)         (1,580)
         Inventories                                         82            (462)
         Accounts payable and accrued liabilities         1,229          (1,240)
         Other assets and liabilities                       (23)            (77)
                                                        -----------------------

Net cash provided by (used in) operating activities       1,624              51
                                                        -----------------------

Investment activities:
   Additions to property, plant and equipment              (279)         (1,250)
   Other                                                      0              41
                                                        -----------------------

Net cash used in investment activities                     (279)         (1,209)
                                                        -----------------------

Financing activities:
   (Decrease)Increase due to affiliates                  (1,486)            945
                                                        -----------------------

Net cash provided by (used in) financing activities      (1,486)            945
                                                        -----------------------

Net decrease in cash and cash equivalents                  (141)           (213)

Cash at beginning of period                                 290             699
                                                        -----------------------
Cash at end of period                                   $   149         $   486
                                                        =======================

See accompanying notes.

                               Ironton Iron, Inc.

                Notes to Interim Condensed Financial Statements

                                 June 30, 1996

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

2. Inventories consist of the following (in thousands of dollars):



                                         June 30,     December 31,
                                          1996           1995
                                        --------------------------
     Finished goods                     $    501        $   146
     Work in process                         606            526
     Raw materials                           301            490
     Supplies and patterns                   275            603
                                        -----------------------
                                        $  1,683        $ 1,765
                                        =======================


3. Because all common stock of the Company is owned by Intermet Corporation, no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                Notes to Interim Condensed Financial Statements

                                 June 30, 1996


4. In March 1994, the Company entered negotiations with the Ohio Attorney General's office concerning past violations of Ohio water pollution laws and regulations. In November 1995, the Company agreed to pay the State of Ohio $285,000 to settle this and all other water discharge violations. The Company has accrued this liability at December 31, 1995 and June 30, 1996 and expects to pay this in 1996 on entry of a consent decree by the court. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations. However, management believes that such penalties, if any, will not be material to the financial condition of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition

The Company's financial condition has deteriorated since fourth quarter 1995 due to a much lower sales level. First half sales of $32.2 million is down $8.8 million or (22%) from 1995. Second quarter sales of $16.9 million is down $3.9 million or 19% from 1995. The Company remains dependent on its parent company Intermet Corporation, for continued financial support.

Material Changes in Results of Operations

During most of 1995 the Company operated at near capacity. However, in the first half of 1996 plant operations experienced reduced sales due to the phase-out of the Ford I-beam program and generally lower OEM production. The Ford I-beam, a major product line, began phase-out of production in the fourth quarter 1995 as a result of a model change. Production requirements for this product will decline significantly during the last half of 1996. The Company continues to pursue replacement business.

Gross margin declined from 10.2% in 1995 to 3.2% in the first half of 1996. Corporate charges have declined due to the lower costs incurred by the parent company. All of the above led to the Company reporting a 1996 year-to-date loss compared to a profit in 1995. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $62 million.

There is no income tax provision in 1995 or 1996 because on a separate income tax return basis the Company has utilized available net operating losses to offset any taxes which would be required.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


     The Company has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Company of Ohio water pollution laws and regulations. The Attorney General's office has advised the Company that it could avoid litigation with respect to such violations by entering into a consent order. The parties have tentatively agreed to a penalty of $285,000 and documentation to effectuate the settlement is being prepared.


Item 2.  Changes in Securities


         None

Item 3.  Defaults upon Senior Securities


         None

Item 4.  Submission of Matters to a Vote of Security Holders


         None

Item 5.  Other Information


         None

Item 6.  Exhibits and Reports on Form 8-K


      (a)  The following exhibit is filed as a part of this report:

         Exhibit 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1996.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IRONTON IRON, INC.



                                        By: /s/Doretha J. Christoph
                                            ---------------------------------
                                            Doretha J. Christoph
                                            Vice President of Finance
                                            (Principal Financial Officer)



Date: August 8, 1996

                                EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                          DESCRIPTION                            PAGE
- -------                         -----------                        ------------

  27    --                 Financial Data Schedule