Form 10-Q
period 1996-09-30
IRONTON IRON INC
filed 1996-11-12
CIK 771176

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    --------------
                         Commission File Number 0-17028

                               IRONTON IRON, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Ohio                                                      31-117407
----------------------------                                --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

             5445 Corporate Drive, Suite 200, Troy, Michigan  48098
             ------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (810) 952-2500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /


Shares outstanding of each of the issuer's classes of common stock at November 4, 1996: 23,000 shares of Common Stock, no par value.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               Ironton Iron, Inc.

                 Interim Condensed Consolidated Balance Sheets


                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1996                1995
                                             ----------------------------------
                                                  (In thousands of dollars)
Assets
Current assets:
 Cash                                                $   385            $   290
 Accounts receivable:
  Trade                                                5,587              6,128
  Other                                                  236                630
 Inventories                                           1,798              1,765
 Other current assets                                     66                 42
                                                     -------            -------
Total current assets                                   8,072              8,855

Property, plant and equipment:
 Land                                                    295                295
 Building and improvements                             5,202              5,125
 Machinery and equipment                              26,336             26,078
 Construction in progress                              1,981              1,369
                                                     -------            -------
                                                      33,814             32,867

 Less accumulated depreciation                        16,366             13,707
                                                     -------            -------
Net property, plant and equipment                     17,448             19,160

Other noncurrent assets                                   13                 26
                                                     -------            -------
                                                     $25,533            $28,041
                                                     =======            =======

See accompanying notes

                                      SEPTEMBER 30,        DECEMBER 31,
                                          1996                1995
                                     -----------------------------------
                                           (In thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $  3,122              $  3,047
 Accrued wages and benefits                    962                   857
 Accrued workers' compensation                 300                   297
 Other accrued liabilities                     949                 1,028
                                          --------              --------
Total current liabilities                    5,333                 5,229
Due to affiliates                           29,730                30,078
Redeemable preferred stock                   3,242                 3,155
Net shareholder's deficiency:
 Common Stock                                2,000                 2,000
 Additional paid-in capital                 49,523                49,523
 Accumulated deficit                       (64,295)              (61,944)
                                          --------              --------
Net shareholder's deficiency:              (12,772)              (10,421)
                                          --------              --------
                                          $ 25,533              $ 28,041
                                          ========              ========

See accompanying notes.

                               Ironton Iron, Inc.

              Interim Condensed Consolidated Statements of Income


                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                   ---------------------------  ---------------------------
                                   SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                       1996           1995          1996           1995
                                   --------------------------------------------------------
                                       (in thousands of dollars, except per share data)
Net sales                              $ 12,266       $17,881       $ 44,479       $58,935
Cost of sales                            13,439        17,013         44,617        53,866
                                       --------       -------       --------       -------

Gross margin                             (1,173)          868           (138)        5,069
Corporate charges from parent
 companies                                  598           706          1,790         2,473
                                       --------       -------       --------       -------
Operating profit (loss)                  (1,771)          162         (1,928)        2,596
Interest expense                           (125)         (299)          (389)       (1,137)
                                       --------       -------       --------       -------
Income (loss) before income taxes        (1,896)         (137)        (2,317)        1,459
Provision for income taxes                   --            --             --            --
                                       --------       -------       --------       -------
Net Income (loss)                       ($1,896)        ($137)       ($2,317)        1,459
                                       ========       =======       ========       =======

See accompanying notes.

                               Ironton Iron, Inc.

            Interim Condensed Consolidated Statements of Cash Flows


                                                                           NINE MONTHS ENDED
                                                                      ----------------------------
                                                                      SEPTEMBER 30,     OCTOBER 1,
                                                                          1996             1995
                                                                      ----------------------------
                                                                       (In thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)                                                          ($2,317)       $ 1,459
Adjustments to reconcile net income (loss) to cash
 used in operating activities:
  Depreciation and amortization                                              2,765          2,840
  Changes in assets and liabilities:
   Accounts receivable                                                         935           (618)
   Inventories                                                                 (33)          (178)
   Accounts payable and accrued liabilities                                    104         (1,006)
   Other assets and liabilities                                                (24)           (45)
                                                                           -------        -------
Net cash provided by (used in) operating activities                          1,430          2,452

INVESTMENT ACTIVITIES
  Additions to property, plant and equipment                                  (987)        (1,991)
                                                                           -------        -------
Net cash used in investment activities                                        (987)        (1,991)

FINANCING ACTIVITIES
  (Decrease) Increase due to affiliates                                       (348)        (1,099)
                                                                           -------        -------
Net cash provided by (used in) financing activities                           (348)        (1,099)
                                                                           -------        -------
Net increase (decrease) in cash and cash equivalents                            95           (638)
Cash at beginning of period                                                    290            699
                                                                           -------        -------
Cash at end of period                                                      $   385        $    61
                                                                           =======        =======

See accompanying notes.

                               Ironton Iron, Inc.

                Notes to Interim Condensed Financial Statements

                               September 30, 1996

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 1, 1995 and September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 1995.

2.    Inventories consist of the following (in thousands of dollars):



                       SEPTEMBER 30,       DECEMBER 31,
                           1996               1995
                       --------------------------------
Finished goods                $  594             $  146
Work in process                  446                526
Raw materials                    211                490
Supplies and patterns            547                603
                              ------             ------
                              $1,798             $1,765
                              ======             ======

3. Because all common stock of the Company is owned by Intermet Corporation, no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                Notes to Interim Condensed Financial Statements

                               September 30, 1996



4. In March 1994, the Company entered negotiations with the Ohio Attorney General's office concerning past violations of Ohio water pollution laws and regulations. In November 1995, the Company agreed to pay the State of Ohio $285,000 to settle this and all other water discharge violations. The Company has accrued this liability at December 31, 1995 and September 30, 1996. The Company does not expect to receive the consent decree from the court in 1996 which would move the payment to 1997. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations.
      It is not known whether the agency will eventually demand the payment of civil penalties for these past violations. However, management believes that such penalties, if any, will not be material to the financial condition of the Company.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition

The Company's financial condition has deteriorated since the fourth quarter, 1995 due to a much lower sales level. Third quarter sales were down 31% from 1995 and September year-to-date sales are down 25% from the comparable period
in 1995.   Cash flow for the Company has been positive through September as a result of favorable working capital reductions and modest capital expenditures. The Company remains dependent on its parent company, Intermet Corporation, for continued financial support.

Material Changes in Results of Operations

Sales in the third quarter 1996 were $12.3 million, down from $17.9 million in the third quarter 1995. Year-to-date sales in 1996 totaled $44.5 million compared to $58.9 million through third quarter 1995. The major sales decline is due to the phase-out of the Ford I-beam on the dry sand process line that began in the fourth quarter 1995 following a model change. Future production for this product will be comparable to recent production levels. The Company has secured additional business for the dry sand process line which is expected to start in mid-1997 will provide additional volume for the Company.

The Company successfully negotiated a new labor agreement with the bargaining unit in late September, 1996, expiring January 31, 2000. The old agreement was scheduled to expire the end of January, 1997.

Gross margins declined from 8.6% for the first three quarters of 1995 to nil for the same period in 1996 as a result of the severe volume decline.
Corporate charges have declined due to lower costs incurred by the parent company. As a result of the very low volume for the year and especially the third quarter, the Company incurred a loss of $(1.9) for the quarter and $(2.3) million year-to-date. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $(64) million.

The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at September 30, 1996 which are fully reserved. As such, the Company has no tax provision in 1996.

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


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a)   The following exhibit is filed as a part of this report:

           Exhibit 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1996.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IRONTON IRON, INC.



                                 By:/s/Doretha J. Christoph
                                    -----------------------
                                    Doretha J. Christoph
                                    Vice President of Finance
                                    (Principal Financial Officer)



Date: November 11, 1996

                                Exhibit Index
                                -------------



Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule
