Form 10-K405
period 1996-12-31
IRONTON IRON INC
filed 1997-03-27
CIK 771176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996, or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from    to      .


                         Commission File Number 0-17028

                               IRONTON IRON, INC.
             (Exact Name of registrant as Specified in its Charter)

               OHIO                                       31-1117407
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                      Identification No.)

    5445 Corporate Drive, Suite 200, Troy Michigan             48098
    (Address of principal executive offices)                 (Zip code)

                                 (248) 952-2500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
         None                                   Not applicable

          Securities registered pursuant to Section 12(g) of the Act:
                      Series A Cumulative Preferred Stock*
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X

As of February 25, 1997 none of the registrant's Common Stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. Twenty three thousand shares of the registrant's Common Stock were outstanding as of March 10, 1997.

*Registered a as result of the reclassification of the registrant's Common Stock, no par value, into Series A Cumulative Preferred Stock, pursuant to an amendment to the registrant's Articles of Incorporation filed on October 30, 1988, described in the registrant's Form 8 to its registration Statement on Form 10, dated November 3, 1988, previously filed with the Commission. See Item 1, "Business--General."

                                     PART I

ITEM 1. BUSINESS

GENERAL

In July 1984, Ironton Iron, Inc. (the "Company") was incorporated under the laws of the State of Ohio. The Company operates a foundry in Ironton, Ohio which manufactures ductile iron castings for the transportation industry.

In October 1988, Intermet Foundries, Inc. ("IFI"), a Georgia corporation and wholly-owned subsidiary of Intermet Corporation ("Intermet"), acquired through a recapitalization, all of the outstanding Common Stock of the Company. In connection with the recapitalization, IFI paid $2 million for newly-issued Common Stock of the Company and refinanced approximately $2.1 million of the Company's debt. Also, the Company issued a new class of Series A Cumulative Preferred Stock to the former holders of the Company's Common Stock in exchange for all of their common shares. On March 31, 1996, IFI was merged into Intermet.

The Company has sustained operating losses since it was acquired in 1988 with the exception of 1995, when it generated net income of $793,000. As of December 31, 1996, the Company had incurred cumulative losses of approximately $68.6 million. A significant portion of the losses were incurred in 1992 and 1993 when the Company added a new production line at the same time it was adding a second shift on its existing production line. The Company remains dependent on Intermet for financial support.

PRODUCTS, MARKETS AND SALES

The Company markets its products principally to original equipment manufacturers and their suppliers in the automotive industry. The following table sets forth information regarding sales by the Company:



                                        % of total sales
                                     year ended December 31,
                                ----------------------------------
                                     1996      1995      1994
                                   --------  --------  --------
        Automotive                  80%       78%       89%
        Rail Car                    10        14         7
        Other                       10         8         4

Products manufactured for the automotive industry include brake parts, steering and suspension system components and differential cases. The Company produces brake adapter plates for the rail car industry.

The Company utilizes the in-house sales and customer service staff of Intermet. The Company produces principally to customer order and does not maintain any significant inventory of finished goods not on order.

The major customers of the Company during 1996, 1995 and 1994 were as follows:



                                            % of total Company Sales
                                             year ended December 31,
                                         ------------------------------
                                            1996      1995      1994
                                          --------  --------  --------
        Dana                                  29%       22%       21%
        General Products Delaware Corp.       24        20        24
        Ford                                  12        23        22
        Chrysler                              11         9        14

The sales to General Products Delaware Corporation are under the terms of a purchase order issued by Ford. Intermet, through a subsidiary purchased in December 1996, owns a 35% interest in General Products Delaware Corporation, a machining and assembly company in Michigan.

The loss of any of these customers or a substantial reduction in their purchases from the Company would have a material adverse effect upon the Company unless the work were replaced by sales to other customers. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING, MACHINING AND DESIGN

The Company produces ductile iron castings. Ductile iron, which is produced by removing sulfur from molten iron and adding magnesium and other alloys, has greater strength and elasticity than the more widely used gray iron, and its use as a higher-strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The Company's castings range in size from pieces weighing approximately six pounds to castings weighing 125 pounds.

The manufacturing process involves melting steel scrap and pig iron in a gas and coke-fired cupola furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds, and the molds are broken and removed.

Shipments for the year ended December 31, 1996 totaled approximately 58,000 tons, compared to approximately 74,000 tons during the year ended December 31, 1995, and 77,300 tons during the year ended December 31, 1994. The decrease in shipments is primarily due to the phase out of the Ford F 150 I-beam program without replacement.

Customers usually specify the properties their castings are to embody, such as hardness and strength, and the Company determines how best to meet those specifications. Constant testing and monitoring of the manufacturing process is important in order to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, cobalt x-ray, ultrasonic and magnetic-particle testing equipment, are used extensively in grading scrap metal, analyzing molten metal and testing castings. The Company also uses its testing equipment and procedures to provide particular tests requested by a customer for its castings.

COMPETITION

The Company competes with many other foundries, including others owned by Intermet, both in the United States and Europe. Some of these foundries are owned by major users of iron castings, and a number of foundry operators have, or are subsidiaries of companies which have, greater financial resources than the Company. For example, the three largest domestic automobile manufacturers, two of which are among the Company's largest customers, operate their own foundries. However, they also purchase castings from the Company and others, and there is a trend toward increased outsourcing by the domestic original equipment manufacturers. Castings produced by the Company also compete to some degree with malleable iron castings, other metal castings and steel forgings.

The Company competes on the basis of product quality, engineering, service and price. The Company emphasizes its ability to produce complex, precision-engineered products in order to compete for value-added castings, which generally provide a higher profit margin.

RAW MATERIALS

The primary raw material the Company uses to manufacture iron castings is steel scrap. The Company has no long-term contractual commitments with any steel scrap supplier, and does not anticipate any difficulties in obtaining scrap because of the large number of suppliers and because of Intermet's position as a major purchaser. Scrap was obtained from a variety of sources during the three years ended December 31, 1996. Competitive prices are assured through discussions with various suppliers of steel scrap. The cost of steel scrap is subject to fluctuations, but the Company has implemented arrangements with most of its customers for adjusting its castings prices to reflect those fluctuations. The Company can generally adjust its castings prices to reflect such cost fluctuations.

Various alloys that are added to scrap steel in the manufacturing process have been in short supply from time to time, resulting in price increases. The Company has always been able to purchase necessary alloys; alternate alloys may be substituted in some cases.

The Company benefits from the contractual arrangements of Intermet, which expire at various times through 2001, for the purchase of various materials other than steel scrap used in or during the manufacturing process. Although these contracts and Intermet's overall level of purchases provide some protection against price increases, in most cases neither the Company nor Intermet has specific arrangements in place to adjust its casting prices for fluctuations in the price of alloys and other materials.

CYCLICALITY AND SEASONALITY

Most of the Company's products are generally not affected by year-to-year automotive style changes. However, the inherent cyclicality of the automotive industry has affected the Company's sales and earnings during periods of slow economic growth or recession. The Company's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by domestic automakers for vacations and model changeovers.

BACKLOG

Most of the Company's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. Terms of sale are normally net 30 days. The lead time and cost of commencing production of a particular casting tend to inhibit transfer of production from one foundry to another. Customers typically issue releases and shipping schedules on a monthly basis. The Company's backlog at any given time therefore consists only of the orders which have been released for shipment.

EMPLOYEES

As of February 28, 1997, the Company employed 496 members of the local bargaining unit, United Steelworkers of America, and 77 salaried employees. The bargaining agreement was set to expire in January 1997, but was replaced with a new agreement in September 1996, which expires January 31, 2000. The Company has not experienced any strike or work stoppage since it commenced operations in 1986. The Company believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio EPA, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of hazardous and nonhazardous substances.

See "Item 3. Legal Proceedings" concerning an issue raised by the Ohio Attorney General's office. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency advised the Company of certain alleged violations of air Ohio pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past air violations.

The 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Company. Final regulations implementing these amendments have been adopted by state governments, but are expected to have only minimal cost impact to the Company.

ITEM 2. PROPERTIES

The Company owns its foundry and offices located at 2520 South Third Street, Ironton, Ohio. The foundry and offices consist of an aggregate of 514,000 square feet situated on 26 acres of land zoned for industrial use.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject, except as set forth below.

The Company entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Company of Ohio water pollution laws and regulations. The Attorney General's Office advised the Company that the Company could avoid litigation with respect to such violations by entering into a consent order with respect to the violations. In November 1995, the Company agreed to pay the State of Ohio a fine of $285,000 to settle the water pollution matter. The parties have agreed to the language of the consent decree, and the Company is waiting for the Office of Attorney General to file the decree in Ohio State Court. Upon receipt of the decree, the fee will be paid by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 1996 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's Common Stock or Series A Cumulative Preferred Stock. As of December 31, 1996, there were 1,391 holders of record of the Company's Series A Cumulative Preferred Stock and one holder of the Company's Common Stock, Intermet.

The Company has paid no dividends on its Common Stock since its organization. Because the Company has had cumulative operating losses since its organization, it is unlikely that it will pay dividends in 1997 on its outstanding Common Stock or Series A Cumulative Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA


                               IRONTON IRON, INC.
                      Selected Historical Financial Data
                                 (000 omitted)

                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
Net sales                            $ 54,497     $ 74,476     $ 76,315     $ 56,434     $ 29,005
Operating (loss)/profit                (6,007)       2,138       (6,186)     (14,056)     (11,450)
Net (loss)/profit                      (6,505)         793       (8,730)     (16,977)     (12,829)
Net (loss)/profit per common share         (a)          (a)          (a)          (a)          (a)
Weighted average common shares
 outstanding                               (a)          (a)          (a)          (a)          (a)


Working capital                      $    627     $  3,626     $  2,370     $  3,243     $  2,181
Property, plant and equipment, net     16,893       19,160       20,353       19,364       17,406
Total assets                           23,597       28,041       31,416       30,242       26,157
Long-term liabilities                  31,302       30,078       37,002       41,460       43,671
Redeemable preferred stock              3,272        3,155        3,038        2,921        2,804
Net common shareholders' deficiency   (17,043)     (10,421)     (17,097)     (21,250)     (26,156)
Cash dividends declared                    --           --           --           --           --


(a) On October 31, 1988 IFI became the sole shareholder of the Company's Common Stock. On March 31, 1996, IFI was merged into Intermet, thus making Intermet the sole shareholder of the Company's Common Stock. As a result, common share data is not presented because it is no longer meaningful.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales declined approximately $20 million (27%) in 1996 compared to 1995 and $2 million (2%) in 1995 compared to 1994. The decline in sales in 1996 and 1995 was primarily due to the phase out of the Ford F 150 I-Beam program without replacement. Much of the growth in 1994 was due to an increase in tons shipped, especially suspension components for Ford, including the F 150 I-Beam, made on a production line installed in 1992. Demand from other automotive customers was fairly strong in all three years, but especially in 1994.

Operating loss for 1996 was approximately $6 million versus an operating profit of $2.1 million in 1995. 1995's operating profit, the first since Intermet's purchase in 1988, was due primarily to higher sales volumes, cost reduction and
improvement programs, and plant management stability.   Operating loss for the
year ended December 31, 1994 was approximately $6.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1996 decreased approximately $3 million from a balance of $3.63 million at December 31, 1995. This decrease relates primarily to a reduction in accounts receivable of $2.5 million resulting from a decrease in sales from 1995 to 1996 of $20.0 million. Working capital at December 31, 1995 increased $1.3 million from December 31, 1994. This increase resulted primarily from the Company paying down current liabilities, primarily accounts payable, using long term funds provided by Intermet.

Prior to its acquisition by IFI, which was subsequently merged into Intermet, the Company was in violation of certain loan agreements and had exhausted all available sources of capital. Much of the Company's debt was refinanced by IFI after it purchased the Company. Intermet and IFI have continued to provide financial support to the Company by funding operating losses, working capital increases and capital expenditures since the acquisition. During 1995 and 1994, $6 million and $13 million, respectively of the amount due to Intermet and IFI was converted to equity in order to reduce the Company's interest-bearing debt levels. Intermet currently intends to continue providing financial support to the Company. As such, the Company believes it has adequate resources to satisfy its current obligations due to nonaffiliates.

The Company also incurs recurring costs to manage and dispose of waste (principally nonhazardous waste) generated as part of ongoing operations. In 1996, 1995 and 1994 such costs totaled approximately $2.5 million, $3 million and $3.4 million, respectively. Although the Company continues to take various steps to control these costs, they are expected to increase in the future. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.7 million in 1996 and $0.4 million in 1995. See Note 8 to the Financial Statements included elsewhere herein.

The Company has agreed with the Ohio Attorney General that it will pay $285,000 for past violations of Ohio water pollution laws. See "Item 1.
Business-Environmental Matters" and "Item 3. Legal Proceedings."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the report of independent auditors identified in
Item 14(a) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24-month period prior to the date of the Company's financial statements for the fiscal year ended December 31, 1996, the Company did not change auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 25, 1997, the directors and executive officers of the Company, their respective ages, positions, date of election and principal occupations were as follows:



Name (Age)                 Principal Position(s)
----------                 ---------------------

John E. Doddridge (56)     Director

C. James Peterson (49)     President, Chief Executive Officer and Director

Doretha J. Christoph (47)  Treasurer and Secretary


Mr. Doddridge became Director of the Company in March 1995. He served as President of the Company from March 1995 to January 1997. Mr. Doddridge became Chairman of the Board and Chief Executive Officer of Intermet in 1994 and became President of Intermet in February 1995. He was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts, from November 1992 until November 1994. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

Mr. Peterson became President and Chief Executive Officer of the Company in January 1997 and became a Director of the Company in March 1995. He was Vice President of the Company from March 1995. He became Vice President - Foundry Operations of Intermet in February 1995, and he served as Director of Manufacturing of IFI from 1993 to 1995. From 1985 to 1993 he was with Columbus Foundries, Inc., a subsidiary of Intermet, most recently as General Manager.

Ms. Christoph became Treasurer of the Company on June 1, 1995 and Secretary in January 1997. Ms. Christoph became Vice President - Finance of Intermet in June 1995. In addition, she was named Chief Financial Officer of Intermet in March 1996 and Secretary of Intermet in January 1997. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

There are no family relationships between or among any of the officers and directors of the Company.

The term of office for each director commences with his or her election and continues until the next annual meeting of shareholders and until his or her successor is elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

The Company has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI (and subsequently by Intermet). See Note 6 to the Financial Statements included elsewhere herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


As of February 25, 1997, none of the officers or directors of the Company beneficially owned any of the Company's Common Stock, the only class of voting securities of the Company. As of that date, Intermet Corporation , 5445 Corporate Drive, Suite 200, Troy, Michigan 48098, owned 23,000 shares of the Company's Common Stock (100% of the class).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 6 to the Financial Statements included elsewhere herein.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The following financial statements and notes thereto of the Company are incorporated by reference into Item 8 of this Report:

       Report of Independent Auditors

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the years ended December 31, 1996, 1995 and 1994

       Statements of Net Common Shareholders' Deficiency for the years ended December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

       Notes to Financial Statements

    2. Financial Statement Schedules

    The following consolidated financial statement schedule for the Company is filed as Item 14(d) hereof, beginning on page F-1.

       Schedule II - Valuation and Qualifying Accounts

3.  Exhibits

    The following exhibits are required to be filed with this Report by
    Item 601 of Regulation S-K:



Exhibit Number  Description of Exhibit
3.1 and 4.1     Articles of Incorporation of Ironton Iron, Inc., as amended
                (included as Exhibit 3.1 and 4 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2     Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

10.1            Ironton Iron, Inc. Retirement Plan, as amended (included as
                Exhibit 10.1 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

24 Power of Attorney is included on the signature pages of this Report.

27              Financial Data Schedule






(b) The Company did not file a report of Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1996.

(c) The Company hereby files as exhibits to this Report the exhibits set forth in Item 14(a)(3) hereof.

(d) The Company hereby files as a financial statement schedule to this Report the schedule set forth in Item 14(a)(2) hereof.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                                   Page
                                                                                   ----
Report of Independent Auditors                                                     F-1

Balance Sheets at December 31, 1996 and 1995                                       F-2

Statements of Operations for the years ended December 31, 1996, 1995 and 1994      F-4

Statements of Net Common Shareholder's Deficiency for the years ended
December 31, 1996, 1995 and 1994                                                   F-5

Statements of Cash Flows for the years ended December 31, 1996, 1995 and  1994     F-6

Notes to Financial Statements                                                      F-7

Schedule II - Valuation and Qualifying Accounts                                    F-11


                         Report of Independent Auditors




The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying balance sheets of Ironton Iron, Inc. as of December 31, 1996 and 1995 and the related statements of operations, net common shareholder's deficiency, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironton Iron, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



ERNST & YOUNG

Detroit, Michigan
January 13, 1997

                               Ironton Iron, Inc.

                                 Balance Sheets




                                             December 31
                                          1996       1995
                                       ------------------------
                                           (In Thousands)
Assets
Current assets:
  Cash                                     $    53    $   290
  Accounts receivable:
   Trade, less allowance of $300 and $687    3,886      6,128
   Other                                       407        630
  Inventories                                2,283      1,765
  Other current assets                          64         42
                                           ------------------
Total current assets                         6,693      8,855


Property, plant and equipment:
  Land                                         295        295
  Buildings and improvements                 5,280      5,125
  Machinery and equipment                   27,344     26,078
  Construction in progress                     783      1,369
                                           ------------------
                                            33,702     32,867
  Less accumulated depreciation             16,809     13,707
                                           ------------------
Net property, plant and equipment           16,893     19,160

Other noncurrent assets                         11         26
                                           ------------------
                                           $23,597    $28,041
                                           ==================

                                                                     December 31
                                                                  1996        1995
                                                               ----------------------
                                                                   (In Thousands)

Liabilities and net common shareholder's deficiency
Current liabilities:
  Accounts payable                                             $  3,505     $  3,047
  Accrued wages and benefits                                      1,009          857
  Accrued workers' compensation                                     642          297
  Other accrued liabilities                                         910        1,028
                                                               ---------------------
Total current liabilities                                         6,066        5,229

Due to affiliates                                                31,302       30,078


Redeemable preferred stock, $200 par value,
  20,000 shares authorized; 11,685 shares issued                  3,272        3,155


Net common shareholder's deficiency:
  Common stock, no par value, 25,000 shares authorized;
   23,000 shares issued and outstanding                           2,000        2,000
  Additional paid-in capital                                     49,523       49,523
  Accumulated deficit                                           (68,566)     (61,944)
                                                               ---------------------
Net common shareholder's deficiency                             (17,043)     (10,421)
                                                               ---------------------
                                                               $ 23,597      $28,041
                                                               =====================

See accompanying notes

                               Ironton Iron, Inc.

                            Statements of Operations




                                           Year ended December 31
                                         1996       1995       1994
                                      ----------------------------------
                                                 (In Thousands)
Net sales                                $54,497    $74,746   $ 76,315
Cost of sales                             58,117     69,432     78,152
                                         -----------------------------
Gross margin                              (3,620)     5,314     (1,837)
Corporate charges                          2,387      3,176      4,349
                                         -----------------------------
Operating income (loss)                   (6,007)     2,138     (6,186)
Interest income                                -          -          2
Interest expense                            (498)    (1,335)    (2,546)
                                         -----------------------------
Net income (loss) before income taxes     (6,505)       803     (8,730)
Income taxes--currently payable                -         10          -
                                         -----------------------------
Net income (loss)                        $(6,505)   $   793    $(8,730)
                                         =============================

See accompanying notes.

                               Ironton Iron, Inc.

               Statements of Net Common Shareholder's Deficiency



                                                    Additional                Net Common
                                           Common    Paid-In    Accumulated  Shareholder's
                                            Stock     Capital     Deficit      Deficiency
                                        ----------------------------------------------------
                                                         (In Thousands)
Balance at December 31, 1993               $2,000     $30,523    $(53,773)      $(21,250)
  Contribution of intercompany
    debt to additional paid-in
    capital                                     -       13,000          -         13,000
  Accrued dividends on
    redeemable preferred stock
    ($10 per share)                             -           -        (117)          (117)
  Net loss                                      -           -      (8,730)        (8,730)
                                           ---------------------------------------------
Balance at December 31, 1994                2,000      43,523     (62,620)       (17,097)
  Contribution of intercompany
    debt to additional paid-in
    capital                                     -       6,000           -          6,000
  Accrued dividends on
    redeemable preferred stock
    ($10 per share)                             -           -        (117)          (117)
  Net income                                    -           -         793            793
                                           ---------------------------------------------
Balance at December 31, 1995                2,000      49,523     (61,944)       (10,421)
  Accrued dividends on
   redeemable preferred stock
   ($10 per share)                              -           -        (117)          (117)
  Net loss                                      -           -      (6,505)        (6,505)
                                           ---------------------------------------------
Balance at December 31, 1996               $2,000     $49,523    $(68,566)      $(17,043)
                                           =============================================

See accompanying notes.

                               Ironton Iron, Inc.

                            Statements of Cash Flows




                                                                      Year ended December 31
                                                                    1996      1995       1994
                                                                -------------------------------
                                                                         (In Thousands)
Operating activities
Net income (loss)                                                $(6,505)   $  793    $(8,730)
Adjustments to reconcile net income (loss) to
   cash provided by (used in) operating activities:
     Depreciation and amortization                                 3,610      3,865     3,432
     Loss on fixed assets                                            420          -         -
     Changes in operating assets and liabilities:
       Accounts receivable                                         2,465      2,047    (1,004)
       Inventories                                                  (518)      (452)      680
       Accounts payable and accrued liabilities                      837     (3,244)    1,988
       Other                                                         (22)       (16)       50
                                                                 ----------------------------
Cash provided by (used in) operating activities                      287      2,993    (3,584)

Investing activities
Additions to property, plant and equipment                        (1,748)    (2,478)   (4,767)

Financing activities
(Decrease) increase in due to affiliates                           1,224       (924)    8,542
                                                                 ----------------------------
Net (decrease) increase in cash                                     (237)      (409)      191

Cash at beginning of year                                            290        699       508
                                                                 ----------------------------
Cash at end of year                                              $    53    $   290   $   699
                                                                 ============================

See accompanying notes.

                               Ironton Iron, Inc.

                         Notes to Financial Statements

                               December 31, 1996



1.   Summary of Significant Accounting Policies

Description of Business

Ironton Iron, Inc. (the "Company") is engaged in the production and sale of ductile iron castings, primarily for the automotive industry. The Company was a wholly owned subsidiary of Intermet Foundries, Inc. ("IFI"), a wholly owned subsidiary of Intermet Corporation ("Intermet"). In March 1996, IFI was merged into Intermet and the Company became a wholly owned subsidiary of Intermet thereafter. The Company has transactions with IFI and Intermet as described in Note 6.

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

Net Income (Loss) Per Common Share

Intermet is the sole shareholder of the Company's common stock. As a result, earnings per share data is not presented since it is not meaningful.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and debt approximate fair values.

2.   Inventories

Inventories consist of the following (in thousands of dollars):

                               1996    1995
                           ------------------
Finished goods               $  572   $  146
Work in process                 640      526
Raw materials                   456      490
Supplies and patterns           615      603
                             ---------------
                             $2,283   $1,765
                             ===============

3.   Redeemable Preferred Stock

IFI acquired all of the common stock of the Company in October 1988. As part of this transaction, the existing preferred stock of the Company was canceled and the previous common stockholders of the Company received an equivalent number of shares of the Company's new 5% cumulative preferred stock with an aggregate par value of $2,337,000. The preferred shares were to be retired at par value from net income, if available, in four annual installments beginning in 1993. However, no shares have been retired and no dividends have been paid to date since the Company has incurred a cumulative net loss since 1988. Accrued but unpaid dividends on the preferred stock totaled $935,000 at December 31, 1996.

4.   Retirement Plans and Benefits

Intermet has an Employee Stock Ownership Plan for certain of its United States employees who are not covered by collective bargaining agreements. The plan requires contributions equal to 3% of the annual compensation of the plan participants. Intermet may, at its discretion, make additional contributions within specified limits. Intermet also has a defined contribution plan for domestic salaried employees. Intermet and its subsidiaries make contributions equal to 2% of the annual compensation of participants. Participants are also allowed to make contributions to the plan, on a pre-tax basis, of up to 10% of their compensation. Intermet and its subsidiaries match 50% of participant's contributions, up to a specified limit. The Company accrued contributions to the two plans of $202,000, $196,000 and $143,000 in 1996, 1995 and 1994,
respectively.

The Company has also established a defined contribution plan for hourly employees. Contributions to the Plan are based on hours worked by each employee and totaled $217,000, $250,000 and $264,000 in 1996, 1995 and 1994,
respectively. The Plan also allows employees to make contributions, on a pre-tax basis, of up to 15% of their compensation.

Intermet provides health care and life insurance benefits to certain retired salaried employees and their dependents, including employees of the Company. Costs for these benefits are incurred by Intermet and are not allocated back to the Company. Salaried employees can become eligible for retiree health care benefits at age 55 depending on years of service. Retirees receive substantially the same benefits as active employees. The medical plan generally pays 80% of most medical expenses, less deductible amounts, with employees contributing to the cost of dependent coverage. Coverage converts to a Medicare supplement at age 65.

5.  Income Taxes

Intermet files a consolidated federal income tax return which includes the Company. The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return.

While certain temporary differences exist in recognizing expenses for income tax and financial reporting purposes, no deferred tax liability has been recorded because of the loss carryforwards available. The tax effects of the types of temporary differences and loss carryforwards which give rise to deferred tax assets (liabilities) at December 31, 1996 and 1995 are as follows (in thousands of dollars):


                                             1996          1995
                                           -----------------------
    Losses after IFI acquisition           $ 21,881     $ 19,745
    Losses before IFI acquisition             1,975        2,130
    Other temporary differences                 492          461
                                           ---------------------
    Gross deferred tax assets                24,348       22,336
    Valuation allowance                     (22,758)     (20,860)
                                           ---------------------
                                              1,590        1,476
Depreciation                                 (1,590)      (1,476)
                                           ---------------------
                                           $      -     $      -
                                           =====================

The Company utilized its operating loss carryforward to offset a substantial portion of its 1995 income.

There are certain limitations on the use of the loss carryforward generated prior to the Company's acquisition by IFI. This loss carryforward expires as follows: $1,354,000 in 2001 and $621,000 in 2002.

The loss carryforward generated after the acquisition by IFI on October 31, 1988 results from calculating the Company's income tax provision on a separate tax return basis. These losses have already been utilized by Intermet in its consolidated federal income tax return. While no income tax benefits have been included in the accompanying financial statements, Intermet does advance funds to the Company in amounts which approximate the income tax benefits expected to be realized by Intermet as a result of the Company's losses after October 31, 1988. These amounts totaled $2,404,000 and $3,186,000 in 1996 and 1994, respectively. No interest is charged on these amounts. In 1995, the Company generated income, therefore no such advance was received from Intermet.

6.   Related Party Transactions

Intermet incurs various costs, principally related to salaries, data processing, aircraft, interest and occupancy, which are allocated to each of its subsidiaries. Amounts charged to each subsidiary by Intermet are a function of the subsidiary's sales and rate capacity. Intermet believes the resulting allocation to be reasonable.

Intermet has an unsecured revolving credit agreement with a bank consortium which was refinanced in November 1996. The agreement, which expires in November 1999, provides for loans up to $200,000,000. The borrowing limit is reduced by certain standby letters of credit. At December 31, 1996 such standby letters of credit totaled $3,375,000. The revolving credit agreement provides Intermet with several interest rate pricing mechanisms ranging from 6.025% to 8.25% at December 31, 1996. Intermet must also pay a fee at an annual rate of .15% on any unused portion of the loan commitment. The revolving credit agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

Intermet has an unsecured term loan agreement with The Prudential Insurance Company of America. The loan bears interest at an annual rate of 8.05% payable quarterly. Principal amounts are to be repaid in five equal annual installments beginning in December 1998. The term loan agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

Intermet and its subsidiaries are jointly and severally liable for any borrowings under the agreements described above. Intermet loans money to, or invests the excess cash of, each of its subsidiaries depending on the cash requirements of each subsidiary. Prior to 1996, borrowings under the credit arrangement with Intermet provided interest at the average rate that Intermet pays for its revolving and line of credit borrowings. Beginning in 1996, interest is calculated monthly based on a percentage of accounts receivable and inventory. The total of all interest paid to Intermet by the Company was $498,000, $1,557,000 and $2,518,000 in 1996, 1995 and 1994, respectively.

7.   Major Customers

Net sales to customers exceeding 10% of total net sales in any period were as follows (as a percentage of total net sales):


                                        1996  1995  1994
                                      ----------------------
        Dana                             29%   22%   21%
        General Products                 24    20    24
        Ford                             12    23    22
        Chrysler                         11     9    14

Sales to General Products are under the terms of a purchase order issued by Ford.

8.   Contingency

In March, 1994, the Company entered negotiations with the Ohio Attorney General's office concerning past violations of Ohio water pollution laws and regulations. In November 1995, the Company agreed to pay the State of Ohio $285,000 to settle this and all other water discharge violations. The Company has accrued this liability at December 31, 1996 and expects to pay this in 1997 on receipt of the State decree. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations. However, management believes that such penalties, if any, will not be material to the financial condition of the Company.

                               Ironton Iron, Inc.

                                  Schedule II

                       Valuation and Qualifying Accounts




                                   Balance at                            Balance
                                   Beginning   Charged to               at End of
         Description               of Period    Expense      Other        Period
-------------------------------------------------------------------------------------
                                        (In Thousands of Dollars)

Year ended December 31, 1996:
  Returns and allowance (a)         $   687   $(387)(b)      $    -         $   300
  Inventory (e)                           -      35               -              35
  Deferred tax asset valuation       20,860       -           1,898  (c)     22,758

Year ended December 31, 1995:
  Returns and allowance (a)         $   362   $ 325 (b)     $     -         $   687
  Deferred tax asset valuation       21,156       -            (296) (d)     20,860

Year ended December 31, 1994:
  Returns and allowance (a)         $   382   $ (20)(b)     $     -         $   362
  Deferred tax asset valuation       18,091       -           3,065  (c)     21,156

(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

(b)  Net effect of amounts charged to expense less actual returns.

(c) Increase in certain deferred tax assets, primarily related to operating loss carryforwards.

(d)  Decrease in certain deferred tax assets.

(e)  Reflected as reduction of inventory on the consolidated balance sheet.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IRONTON IRON, INC.

                        (Company)


                   By: /s/ C. James Peterson
                           ----------------------------------------------------

                                C. James Peterson
                                President, Chief Executive Officer and Director

                           Date:  March 27, 1997


                        POWER OF ATTORNEY AND SIGNATURES

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 27, 1997 by the following persons on behalf of the Company in the capacities indicated.



Signature                 Capacity

/s/ John Doddridge        Director
-------------------------
John Doddridge

/s/ C. James Peterson     President, Chief Executive Officer and Director
-------------------------
C. James Peterson

/s/ Doretha J. Christoph Secretary and Treasurer (Principal Financial and ------------------------- Accounting Officer)
Doretha J. Christoph

                                 EXHIBIT INDEX



Exhibit
Number                  Description
-------                 -----------
3.1 and 4.1     Articles of Incorporation of Ironton Iron, Inc., as amended
                (included as Exhibit 3.1 and 4 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2     Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

10.1            Ironton Iron, Inc. Retirement Plan, as amended (included as
                Exhibit 10.1 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

24 Power of Attorney is included on the signature pages of this Report.

27              Financial Data Schedule