Form 10-Q
period 1997-03-31
IRONTON IRON INC
filed 1997-05-14
CIK 771176

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1997, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

At May 8, 1997 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets


                                                       March 31, 1997  December 31, 1996
                                                       ---------------------------------
                                                        (Unaudited)
                                                           (in thousands of dollars)
Assets
Current assets:
 Cash                                                         $    66            $    53
 Accounts receivable:
  Trade, less allowance for doubtful accounts of
   $96 in 1997 and $300 in 1996                                 5,647              3,886
  Other                                                           348                407
 Inventories                                                    2,118              2,283
 Other current assets                                              67                 64
                                                       ---------------------------------
Total current assets                                            8,246              6,693

Property, plant and equipment:
 Land                                                             295                295
 Building and improvements                                      5,280              5,280
 Machinery and equipment                                       27,344             27,344
 Construction in progress                                       1,178                783
                                                       ---------------------------------
                                                               34,097             33,702
 Less accumulated depreciation                                 17,545             16,809
                                                       ---------------------------------
Net property, plant and equipment                              16,552             16,893

Other noncurrent assets                                            10                 11
                                                       ---------------------------------
                                                              $24,808            $23,597
                                                       =================================

See accompanying notes.

                              Ironton Iron, Inc.

                       Interim Condensed Balance Sheets


                                      March 31, 1997  December 31, 1996
                                      ---------------------------------
                                       (Unaudited)
                                          (in thousands of dollars)
Liabilities and shareholders' equity
  Current liabilities:
  Accounts payable                         $  3,517           $  3,505
  Accrued wages and benefits                  1,205              1,009
  Accrued workers' compensation                 589                642
  Other accrued liabilities                   1,091                910
                                      --------------------------------
Total current liabilities                     6,402              6,066

Due to affiliates                            34,096             31,302

Redeemable preferred stock                    3,301              3,272

Net shareholder's deficiency:
  Common stock                                2,000              2,000
  Additional paid-in capital                 49,523             49,523
  Accumulated deficit                       (70,514)           (68,566)
                                      --------------------------------

Net shareholder's deficiency:               (18,991)           (17,043)
                                      --------------------------------

                                           $ 24,808           $ 23,597
                                      ================================

See accompanying notes.

                               Ironton Iron, Inc.

                     Interim Condensed Statements of Income



                                     Three months ended
                               March 31, 1997  March 31, 1996
                               ------------------------------
                                        (Unaudited)
                                 (in thousands of dollars)
Net sales                           $ 12,506         $15,316
Cost of sales                         13,824          15,104
                               -----------------------------

Gross margin                          (1,318)            212

Corporate charges from parent            493             596
                               -----------------------------

Operating loss                        (1,811)           (384)

Interest expense                        (108)           (120)
                               -----------------------------

Loss before income taxes              (1,919)           (504)
Provision for income taxes                --              --
                               -----------------------------

Net loss                             ($1,919)          ($504)
                               =============================

See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows


                                                               Three months ended
                                                         March 31, 1997  March 31, 1996
                                                         ------------------------------
                                                                  (Unaudited)
                                                           (in thousands of dollars)
OPERATING ACTIVITIES
Net loss                                                       ($1,919)          ($504)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                  737             923
    Changes in assets and liabilities:
      Accounts receivable                                       (1,702)         (1,223)
      Inventories                                                  165             (54)
      Accounts payable and accrued liabilities                     336           1,149
      Other assets and liabilities                                  (3)            (22)
                                                         -----------------------------
Net cash (used in) provided by operating activities             (2,386)            269

INVESTMENT ACTIVITIES
Additions to property, plant and equipment                        (395)            (52)
                                                         -----------------------------
Net cash used in investment activities                            (395)            (52)

FINANCING ACTIVITIES
Increase (decrease) due to affiliates                            2,794            (402)
                                                         -----------------------------
Net cash provided by (used in ) financing activities             2,794            (402)
                                                         -----------------------------
Net increase (decrease) in cash and cash equivalents                13            (185)

Cash at beginning of period                                         53             290
                                                         -----------------------------
Cash at end of period                                          $    66          $  105
                                                         =============================

See accompanying notes.

                              Ironton Iron, Inc.

               Notes to Interim Condensed Financial Statements

                          March 31, 1997 (Unaudited)


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Inventories

Inventories consist of the following (in thousands of dollars):



                       March 31, 1997  December 31, 1996
                       --------------  -----------------
Finished goods                 $  105             $  572
Work in process                   942                640
Raw materials                     325                456
Supplies and patterns             746                615
                       --------------  -----------------
                               $2,118             $2,283
                       ==============  =================

Income (Loss) Per Common Share

Because all common stock of the Company is owned by Intermet Corporation ("Intermet"), no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                           March 31, 1997 (Unaudited)


2.  Environmental and Legal Matters

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company will reimburse the Attorney General's Office $13,000 in May 1997 for the costs of investigating this case. The Company will also pay $272,103 in civil penalties in June 1997. These amounts have been fully accrued since 1995.

3.  Changes in Accounting Estimates

The Company has a production line consisting of many fixed assets with differing useful lives, all depreciated using the straight line method. On February 1, 1997, the Company reevaluated the service lives of substantially all of the fixed assets and extended them an additional three years. This change in accounting estimate decreases monthly depreciation expense by $82,000 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

The Company's financial condition has continued to deteriorate since the fourth quarter of 1995 despite an increase in sales for the three months ended March 31, 1997 of $2.5 million over the fourth quarter of 1996. Sales during the fourth quarter of 1996 were lower due to plant shutdowns during the holidays. Cash flow for the Company has been positive through March 31, 1997 as the increase in amounts due to affiliates was higher than cash used in operating activities and additions to property, plant and equipment aggregated. The Company remains dependent on Intermet for continued financial support.

Material Changes in Results of Operations

Sales in the three months ended March 31, 1997 were $12.5 million, down from $15.3 million for the same period in 1996. The major sales decline is due to the phase-out of the Ford I-beam on the dry sand process line that began in the fourth quarter 1995 following a model change. The Company has secured additional business for the dry sand process line which is expected to start in late 1997 and mid 1998, which will provide additional volume for the Company.

Gross margins for the first quarter of 1997 were negative 11% compared to a positive gross margin of 1.4% for the first quarter of 1996, as a result of the severe volume decline. Corporate charges have declined due to lower costs incurred by the parent company. As a result of the very low sales volume, the Company incurred a loss of $1.9 million for the three month period ended March 31, 1997 versus a loss of $0.5 million for the same period in 1996. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $70.5 million.

The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at March 31, 1997 which are fully reserved. As such, the Company has no tax provision for the first quarter of 1997.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject, except as set forth below.

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company will reimburse the Attorney General's Office $13,000 in May 1997 for the costs of investigating this case. The Company will also pay $272,103 in civil penalties in June 1997. These amounts have been fully accrued since 1995.


ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number  Description of Exhibit

27.1            Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IRONTON IRON, INC.




                                        By:  /s/ Doretha J. Christoph
                                             ------------------------
                                             Doretha J. Christoph
                                             Secretary and Treasurer (Principal
                                             Financial and Accounting Officer)

                                        Date: May 9, 1997

                               Exhibits Index




Exhibit Number  Description of Exhibit

27.1            Financial Data Schedule.