Form 10-Q
period 1997-06-30
IRONTON IRON INC
filed 1997-08-12
CIK 771176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1997, or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from             to              .


                         Commission File Number 0-17028

                             IRONTON IRON, INC.
           (Exact name of registrant as specified in its charter)

             OHIO                                       31-1117407
          (State or other jurisdiction of                (IRS Employer
        incorporation or organization)               Identification No.)

    5445 Corporate Drive, Suite 200, Troy Michigan          48098-2683
      (Address of principal executive offices)              (Zip code)

                               (248) 952-2500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1997 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets


                                                          June 30,            December 31,
                                                            1997                 1996
                                                       -----------------------------------
                                                         (Unaudited)
                                                              (in thousands of dollars)
Assets
Current assets:
 Cash                                                            $91                $53
 Accounts receivable:
  Trade, less allowance for doubtful accounts of
   $74  in 1997 and $300 in 1996                               6,641              3,886
  Other                                                          263                407
 Inventories                                                   2,941              2,283
 Other current assets                                             62                 64
                                                        --------------------------------
Total current assets                                           9,998              6,693
Property, plant and equipment:
 Land                                                            295                295
 Building and improvements                                     5,280              5,280
 Machinery and equipment                                      27,344             27,344
 Construction in progress                                      2,102                783
                                                        --------------------------------
                                                              35,021             33,702
 Less accumulated depreciation                                18,459             16,809
                                                        --------------------------------
Net property, plant and equipment                             16,562             16,893
Other noncurrent assets                                           22                 11
                                                        --------------------------------
                                                             $26,582            $23,597
                                                        ================================

See accompanying notes.

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets

                                                          June 30,            December 31,
                                                            1997                 1996
                                                       -----------------------------------
                                                         (Unaudited)
                                                              (in thousands of dollars)

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                             $4,047             $3,505
 Accrued wages and benefits                                      977              1,009
 Accrued workers' compensation                                   572                642
 Other accrued liabilities                                       912                910
                                                        --------------------------------
Total current liabilities                                      6,508              6,066
Due to affiliates                                             36,829             31,302
Redeemable preferred stock                                     3,330              3,272
Net shareholder's deficiency:
 Common stock                                                  2,000              2,000
 Additional paid-in capital                                   49,523             49,523
 Accumulated deficit                                         (71,608)           (68,566)
                                                        --------------------------------
Net shareholder's deficiency:                                (20,085)           (17,043)
                                                        --------------------------------
                                                             $26,582            $23,597
                                                        ================================

See accompanying notes.

                               Ironton Iron, Inc.

                     Interim Condensed Statements of Income



                                    Three months ended    Six months ended
                                   June 30,   June 30,   June 30,  June 30,
                                     1997       1996       1997      1996
                                  ------------------------------------------
                                                 (Unaudited)
                                          (in thousands of dollars)
Net sales                            $13,395    $16,897   $25,901   $32,213
Cost of sales                         13,960     16,074    27,784    31,178
                                  ------------------------------------------
Gross margin                            (565)       823    (1,883)    1,035
Corporate charges from parent            372        596       865     1,192
                                  ------------------------------------------
Operating profit (loss)                 (937)       227    (2,748)     (157)
Interest expense                         128        144       236       264
                                  ------------------------------------------
Income (loss) before income taxes     (1,065)        83    (2,984)     (421)
Provision for income taxes                 -          -         -         -
                                  ------------------------------------------
Net income (loss)                    ($1,065)       $83   ($2,984)    ($421)
                                  ==========================================

See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows


                                                               Six months ended
                                                           June 30,       June 30,
                                                             1997           1996
                                                         ------------------------------
                                                                 (Unaudited)
                                                          (in thousands of dollars)
OPERATING ACTIVITIES
Net loss                                                       ($2,984)         ($421)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
   Depreciation and amortization                                 1,384          1,850
   Changes in assets and liabilities:
    Accounts receivable                                         (2,610)        (1,093)
    Inventories                                                   (658)            82
    Accounts payable and accrued liabilities                       560          1,229
    Other assets and liabilities                                   (99)           (23)
                                                          -----------------------------
Net cash (used in) provided by operating activities             (4,407)         1,624

INVESTMENT ACTIVITIES
   Additions to property, plant and equipment                     (693)          (279)
   Other                                                          (370)             -
                                                          -----------------------------
Net cash used in investment activities                          (1,063)          (279)
FINANCING ACTIVITIES
   Increase (decrease) due to affiliates                         5,509         (1,486)
                                                          -----------------------------
Net cash provided by (used in ) financing activities             5,509         (1,486)
                                                          -----------------------------
Net increase (decrease) in cash and cash equivalents                39           (141)

Cash at beginning of period                                         52            290
                                                          -----------------------------
Cash at end of period                                              $91           $149
                                                          =============================

See accompanying notes.

                               Ironton Iron, Inc.

                Notes to Interim Condensed Financial Statements

                           June 30, 1997 (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Inventories

Inventories consist of the following (in thousands of dollars):



                               June 30,         December 31,
                                 1997              1996
                              ----------       --------------
        Finished goods             $153               $572
        Work in process             885                640
        Raw materials             1,074                456
        Supplies and patterns       829                615
                               ---------        ------------
                                 $2,941             $2,283
                               =========        ============

Income (Loss) Per Common Share

Because all common stock of the Company is owned by Intermet Corporation ("Intermet"), no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                           June 30, 1997 (Unaudited)


2.   Environmental and Legal Matters

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company.
The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case. These costs were paid
in July 1997.   The Company expects to pay $272,103 in civil penalties in August
1997.  These amounts have been fully accrued since 1995.

3.   Changes in Accounting Estimates

The Company has a production line consisting of many fixed assets with differing useful lives, all depreciated using the straight line method. On February 1, 1997, the Company reevaluated the service lives of substantially all of the fixed assets of this production line and extended them an additional three years. This change in accounting estimate decreases monthly depreciation expense by $82,000 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

The Company's financial condition has continued to deteriorate since the fourth quarter of 1995. Cash used in operations during the six months ended June 30, 1997 was $4.4 million, despite an increase in sales for the six months ended June 30, 1997 of $3.6 million over the six months ended December 31, 1996. Sales during the last half of 1996 were lower due to plant shutdowns during the holidays. The principle reason cash flow for the Company was positive through June 30, 1997 was that the increase in amounts due to affiliates (funding from Intermet) was higher than the sum ($5.5 million) of cash used in operating activities and additions to property, plant and equipment. The Company remains dependent on Intermet for continued financial support.

Material Changes in Results of Operations

SALES. Sales in the three and six months ended June 30, 1997 were $13.4 million and $25.9 million, down from $16.9 million and $32.2 million for the same period in 1996. The major sales decline is due to the phase-out of the Ford F-150 I-beam on the dry sand process line that began in the fourth quarter 1995 following a model change. The Company has secured additional 1999 model year business for the dry sand and Spo process lines which is expected to increase capacity utilization by mid 1998.

GROSS PROFIT. Gross margin for the second quarter of 1997 was negative 4.2% compared to a positive gross margin of 4.9% for the second quarter of 1996. Gross margins for the six months ended June 30, 1997 and June 30, 1996 were negative 7.3% and positive 3.2%, respectively. These decreases occurred as a result of the severe volume decline. Corporate charges have declined due to lower costs incurred by the parent company. As a result of the very low sales volume, the Company incurred losses of approximately $1.1 million and $3.0 million for the three and six month periods ended June 30, 1997, respectively, versus a profit of approximately $0.8 million and loss of $0.4 million for the same periods in 1996. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $71.6 million.

INCOME TAXES. The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at June 30, 1997 which are fully reserved. As such, the Company has no tax provision for the first six months of 1997.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject, except as set forth below.

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company.
The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case. These costs were paid
in July 1997.   The Company expects to pay $272,103 in civil penalties in August
1997.  These amounts have been fully accrued since 1995.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 1997 Intermet, the sole common shareholder of the Company, elected Doretha J. Christoph to serve as a Director of the Company by written consent. All shares held by Intermet were voted in favor of such election. The other continuing Directors of the Company are John Doddridge and C. James Peterson.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number  Description of Exhibit

27.1            Financial Data Schedule.


(b) No reports on Form 8-K were filed by the Company for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IRONTON IRON, INC.

                                        By:   /s/ Doretha J. Christoph
                                              ------------------------
                                              Doretha J. Christoph
                                              Secretary and Treasurer
                                              (Principal Financial Officer)

                                        Date: August 12, 1997

Exhibits Index




Exhibit Number  Description of Exhibit

27.1            Financial Data Schedule.