Form 10-Q
period 1997-09-30
IRONTON IRON INC
filed 1997-11-10
CIK 771176

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1997 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets

                                                               September 30,       December 31,
                                                                    1997              1996
                                                             -------------------------------------
                                                                (Unaudited)
                                                                  (in thousands of dollars)
Assets
Current assets:
   Cash                                                      $              57  $              53
   Accounts receivable:
       Trade, less allowance for doubtful accounts of
        $0 in 1997 and $300 in 1996                                      5,517              3,886
       Other                                                               216                407
   Inventories                                                           3,205              2,283
   Other current assets                                                    162                 64
                                                             -------------------------------------
Total current assets                                                     9,157              6,693

Property, plant and equipment:
   Land                                                                    295                295
   Building and improvements                                             5,280              5,280
   Machinery and equipment                                              27,966             27,344
   Construction in progress                                              1,932                783
                                                             -------------------------------------
                                                                        35,473             33,702

   Less accumulated depreciation                                        19,109             16,809
                                                             -------------------------------------
Net property, plant and equipment                                       16,364             16,893

Other noncurrent assets                                                     23                 11
                                                             -------------------------------------
                                                             $          25,544  $          23,597
                                                             =====================================

See accompanying notes.

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets

                                                               September 30,    December 31,
                                                                    1997           1996
                                                             -------------------------------------
                                                                (Unaudited)
                                                                  (in thousands of dollars)
Liabilities and shareholders' deficiency
Current liabilities:
   Accounts payable                                          $          3,519   $          3,505
   Accrued wages and benefits                                             941              1,009
   Accrued workers' compensation                                          398                642
   Other accrued liabilities                                            2,138                910
                                                             -------------------------------------
Total current liabilities                                               6,996              6,066

Due to affiliates                                                      36,631             31,302

Redeemable preferred stock                                              3,359              3,272

Net shareholder's deficiency:
    Common stock                                                        2,000              2,000
    Additional paid-in capital                                         49,523             49,523
    Accumulated deficit                                               (72,965)           (68,566)
                                                             -------------------------------------

Net shareholder's deficiency:                                         (21,442)           (17,043)
                                                             -------------------------------------

                                                             $         25,544   $         23,597
                                                             =====================================

See accompanying notes.

                               Ironton Iron, Inc.

                     Interim Condensed Statements of Income

                                                   Three months ended                    Nine months ended
                                             September 30,     September 30,      September 30,      September 30,
                                                  1997              1996              1997               1996
                                           --------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                   (in thousands of dollars)

Net sales                                  $        12,531     $       12,266     $       38,432     $       44,479
Cost of sales                                       13,330             13,439             41,094             44,617
                                           --------------------------------------------------------------------------
Gross margin                                          (799)            (1,713)            (2,662)              (138)

Corporate charges from parent                          416                598              1,281              1,790
                                           --------------------------------------------------------------------------
Operating profit (loss)                             (1,215)            (1,771)            (3,943)            (1,928)

Interest expense                                       133                125                369                389
                                           --------------------------------------------------------------------------

Income (loss) before income taxes                   (1,348)            (1,896)            (4,312)            (2,317)
Provision for income taxes                               -                  -                  -                  -
                                           --------------------------------------------------------------------------

Net income (loss)                                  ($1,348)           ($1,896)           ($4,312)           ($2,317)
                                           ==========================================================================

See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows


                                                                                Nine months ended
                                                                         September 30,      September 30,
                                                                              1997               1996
                                                                        ------------------------------------
                                                                                    (Unaudited)
                                                                             (in thousands of dollars)
OPERATING ACTIVITIES
Net loss                                                                        ($4,312)           ($2,317)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
      Depreciation and amortization                                               2,036              2,765
      Changes in assets and liabilities:
         Accounts receivable                                                     (1,439)               935
         Inventories                                                               (922)               (33)
         Accounts payable and accrued liabilities                                    32                104
         Other assets and liabilities                                               859                (24)
                                                                        ------------------------------------
Net cash (used in) provided by operating activities                               (3,746)            1,430

INVESTMENT ACTIVITIES
      Additions to property, plant and equipment                                 (1,149)              (987)
      Other                                                                        (369)                  -
                                                                        ------------------------------------
Net cash used in investment activities                                           (1,518)              (987)

FINANCING ACTIVITIES
     Increase (decrease) due to affiliates                                        5,269               (348)
                                                                        ------------------------------------
Net cash provided by (used in ) financing activities                              5,269               (348)

                                                                        ------------------------------------
Net increase in cash and cash equivalents                                             5                 95

Cash at beginning of period                                                          52                290
                                                                        ------------------------------------
Cash at end of period                                                   $            57   $            385
                                                                        ====================================

See accompanying notes.

                               Ironton Iron, Inc.

                 Notes to Interim Condensed Financial Statements

                         September 30, 1997 (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Inventories

Inventories consist of the following (in thousands of dollars):


                                       September 30,          December 31,
                                            1997                  1996
                                      -----------------     -----------------

Finished goods                                    $72                  $572
Work in process                                   768                   640
Raw materials                                     478                   456
Supplies and patterns                           1,887                   615
                                      -----------------     -----------------
                                               $3,205                $2,283
                                      =================     =================

Income (Loss) Per Common Share

Because all common stock of the Company is owned by Intermet Corporation ("Intermet"), no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                         September 30, 1997 (Unaudited)


2.   Environmental and Legal Matters

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case. These costs were paid in July 1997. The Company paid $272,103 in civil penalties in August 1997. These amounts were fully accrued in 1995.

3.   Changes in Accounting Estimates

The Company has a production line consisting of many fixed assets with differing useful lives, all depreciated using the straight line method. On February 1, 1997, the Company reevaluated the service lives of substantially all of the fixed assets of this production line and extended them an additional three years. This change in accounting estimate decreases depreciation expense by $82,000 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

The Company's financial condition has continued to deteriorate since the fourth quarter of 1995. Cash used in operations during the nine months ended September 30, 1997 was $3.7 million versus cash generated by operations during the nine months ended September 30, 1996 of $1.4 million. The principle reason cash flow for the Company was slightly positive through September 30, 1997 was that the increase in amounts due to affiliates (funding from Intermet) was higher than the sum ($5.3 million) of cash used in operating activities, additions to property, plant and equipment and other investing activities. The Company remains dependent on Intermet for continued financial support.

Material Changes in Results of Operations

SALES. Sales in the three and nine months ended September 30, 1997 were $12.5 million and $38.4 million, and $12.3 million and $44.5 million for the same period in 1996. The major sales decline for the nine month period is due to the phase-out of the Ford F-150 I-beam on the dry sand process line that began in the fourth quarter 1995 following a model change. The Company has secured additional 1999 model year business for the dry sand and Spo process lines which is expected to increase capacity utilization by mid 1998.

GROSS PROFIT. Gross margin for the third quarter of 1997 was negative 6.4% compared to a negative gross margin of 9.6% for the third quarter of 1996. Gross margins for the nine months ended September 30, 1997 and September 30, 1996 were negative 6.9% and 0.3%, respectively. These decreases occurred as a result of the underutilized capacity caused by the severe volume decline. Corporate charges have declined due to lower costs incurred by the parent company. As a result of the very low sales volume, the Company incurred losses of approximately $1.3 million and $4.3 million for the three and nine month periods ended September 30, 1997, respectively, versus losses of approximately $1.9 million and $2.3 million for the same periods in 1996. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $73.0 million.

INCOME TAXES. The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at September 30, 1997 which are fully reserved. As such, the Company has no tax provision for the first nine months of 1997.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject, except as set forth below.

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case. These costs were paid in July 1997. The Company paid $272,103 in civil penalties in August 1997. These amounts were fully accrued in 1995.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number     Description of Exhibit

27.1               Financial Data Schedule.


(b) No reports on Form 8-K were filed by the Company for the three months ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IRONTON IRON, INC.



                                           By:   /s/ Doretha J. Christoph
                                                 ------------------------------
                                                 Doretha J. Christoph
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)

                                                 Date:    November 3, 1997

Exhibits Index



Exhibit Number        Description of Exhibit

27.1                  Financial Data Schedule.