Form 10-K405
period 1997-12-31
IRONTON IRON INC
filed 1998-03-30
CIK 771176

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997, or

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
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of March 10, 1998 none of the registrant's Common Stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. Twenty three thousand shares of the registrant's Common Stock were outstanding as of March 10, 1998.

*Registered as a result of the reclassification of the registrant's Common Stock, no par value, into Series A Cumulative Preferred Stock, pursuant to an amendment to the registrant's Articles of Incorporation filed on October 30, 1988, described in the registrant's Form 8 to its Registration Statement on Form 10, dated November 3, 1988, previously filed with the Commission. See Item 1, "Business--General."

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

The Company has sustained operating losses since it was acquired in 1988 with the exception of 1995, when it generated net income of $793,000. As of December 31, 1997, the Company had incurred cumulative losses of approximately $75.7 million. A significant portion of the losses were incurred in 1992 and 1993 when the Company added a new production line at the same time it was adding a second shift on its existing production line. The Company remains dependent on Intermet for financial support.

PRODUCTS, MARKETS AND SALES

The Company markets its products principally to original equipment manufacturers and their suppliers in the automotive industry. The following table sets forth information regarding sales by the Company:



                                  % of total sales
                              year ended December 31,
                            ----------------------------
                              1997      1996      1995
                              ----      ----      ----
                Automotive       82%       80%       78%
                Rail Car         12        10        14
                Other             6        10         8

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

The major customers of the Company during 1997, 1996 and 1995 were as follows:



                                                   % of total Company Sales
                                                   year ended December 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
                Dana                                  30%       29%       22%
                General Products Delaware Corp.       28        24        20
                Chrysler                              12        11         9
                Ford                                   5        12        23

The sales to General Products Delaware Corporation ("General Products") are under the terms of a purchase order issued by Ford. Intermet, through a subsidiary purchased in December 1996, owns a 35% interest in General Products, a machining and assembly company with operations in Michigan and Indiana.

The loss of any of these customers or a substantial reduction in their purchases from the Company would have a material adverse effect upon the Company unless the work were replaced by sales to other customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING, MACHINING AND DESIGN

The Company produces ductile iron castings. Ductile iron, which is produced by removing sulfur from molten iron and adding magnesium and other alloys, has greater strength and elasticity than the more widely used gray iron, and its use as a higher-strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The Company's castings range in size from products weighing approximately six pounds to castings weighing 125 pounds.

The manufacturing process involves melting steel scrap and pig iron in a gas and coke-fired cupola furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds, and the molds are broken and removed.

The Company shipped approximately 56,000 tons, 58,000 tons and 74,000 tons during 1997, 1996 and 1995 respectively. The decrease in shipments is primarily due to the phase out of the Ford F-150 I-beam program without replacement.

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

RAW MATERIALS

The primary raw material the Company uses to manufacture iron castings is steel scrap. The Company has no long-term contractual commitments with any steel scrap supplier, and does not anticipate any difficulties in obtaining scrap because of the large number of suppliers and because of Intermet's position as a major purchaser. Scrap was obtained from a variety of sources during the three years ended December 31, 1997. Competitive prices are assured through discussions with various suppliers of steel scrap. The cost of steel scrap is subject to fluctuations, but the Company has implemented arrangements with many of its customers for adjusting its castings prices to reflect those fluctuations. The Company can generally adjust its castings prices to reflect such cost fluctuations.

Various alloys that are added to scrap steel in the manufacturing process have been in short supply from time to time, resulting in price increases. The Company has always been able to purchase necessary alloys; alternate alloys may be substituted in some cases.

The Company benefits from the contractual arrangements of Intermet, which expire at various times through 2002, for the purchase of various materials other than steel scrap used in or during the manufacturing process. Although these contracts and Intermet's overall level of purchases provide some protection against price increases, in most cases neither the Company nor Intermet has specific arrangements in place to adjust its casting prices for fluctuations in the price of alloys and other materials.

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

BACKLOG

Most of the Company's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. The lead time and cost of commencing production of a particular casting tend to inhibit transfer of production from one foundry to another. Customers typically issue releases and shipping schedules on a monthly basis. The Company's backlog at any given time therefore consists only of the orders which have been released for shipment.

EMPLOYEES

As of February 27, 1998, the Company employed 416 members of the local bargaining unit, United Steelworkers of America, and 80 salaried employees. The bargaining agreement was set to expire in January 1997, but was replaced with a new agreement in September 1996, which expires January 31, 2000. The Company has not experienced any strike or work stoppage since it commenced operations in 1986. The Company believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio EPA, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of hazardous and non-hazardous substances.

See "Item 3. Legal Proceedings" concerning an issue raised by the Ohio Attorney General's office. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency advised the Company of certain alleged violations of Ohio air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past air violations.

The Company also has recurring costs related to environmental matters, particularly the management and disposition of waste (principally non-hazardous) generated as part of ongoing operations. In 1997, 1996 and 1995 such costs totaled approximately $1.3 million, $2.5 million and $3.0 million, respectively. Although the Company continues to take various steps to control environmental costs, they may increase in the future. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.3 million in 1997, $0.7 million in 1996 and $0.4 million in 1995.

In addition to these recurring and anticipated expenditures, the 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Company. Until final regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate such costs.

The Company currently does not anticipate any environmental costs that would have a material adverse effect on its operations. However, it cannot be assured that the Company's activities will not give rise to actions by governmental agencies or private parties which could cause the Company to incur fines, penalties, operational shutdowns, damages, cleanup costs or other similar expenses. Also, the Company's foundry capacity levels and increases therein are dependent upon the Company's ability to maintain, or obtain increases in such capacity levels in its permits for air emissions or water discharges. In the event the Company desires to increase its foundry capacity levels in the future, it cannot be assured that the Company will be able to obtain approvals of such increases under its applicable permits.

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

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case, which were paid in July 1997. In August 1997 the Company paid $272,103 in civil penalties, which had been fully accrued since 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 1997 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's Common Stock or Series A Cumulative Preferred Stock. As of March 10, 1998 none of the registrant's Common Stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,390 holders of record of the Company's Series A Cumulative Preferred Stock and Intermet was the sole holder of the Company's Common Stock. The Company did not sell unregistered securities within the past three years.

The Company has paid no dividends on its Common Stock or Series A Preferred Stock since its organization. Because the Company has had cumulative operating losses since its organization, it is unlikely that it will pay dividends in 1998 on its outstanding Common Stock or Series A Cumulative Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

                              IRONTON IRON, INC.
                      Selected Historical Financial Data
                      ----------------------------------
                                (in thousands)

                                               1997         1996         1995         1994         1993
                                               ----         ----         ----         ----         ----
Net sales                                   $ 51,305     $ 54,497     $ 74,746     $ 76,315     $ 56,434
Operating (loss)/profit                       (6,508)      (6,007)       2,138       (6,186)     (14,056)
Net (loss)/profit                             (7,016)      (6,505)         793       (8,730)     (16,977)
Net (loss)/profit per common share                (a)          (a)          (a)          (a)          (a)
Weighted average common shares outstanding        (a)          (a)          (a)          (a)          (a)

Working capital                             $  3,409     $    627     $  3,626     $  2,370     $  3,243
Property, plant and equipment, net            16,095       16,893       19,160       20,353       19,364
Total assets                                  24,366       23,597       28,041       31,416       30,242
Long-term liabilities                         40,309       31,302       30,078       37,002       41,460
Redeemable preferred stock                     3,388        3,272        3,155        3,038        2,921
Net common shareholders' deficiency          (24,175)     (17,043)     (10,421)     (17,097)     (21,250)
Cash dividends declared                           --           --           --           --           --

(a) On October 31, 1988 IFI became the sole shareholder of the Company's Common Stock. On March 31, 1996, IFI was merged into Intermet, thus making Intermet the sole shareholder of the Company's Common Stock. As a result, common share data is not presented because it is no longer meaningful.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; and (vi) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

Net sales decreased approximately $3.2 million (6%) in 1997 compared to 1996 and declined $20.2 million (27%) in 1996 compared to 1995. The decline in sales was primarily due to the phase out of the Ford F 150 I-Beam program without replacement.

Operating losses for 1997 and 1996 were approximately $6.5 million and $6.0 million, respectively. 1995's operating profit of $2.1 million, the first since Intermet's purchase in 1988, was due primarily to higher sales volumes and cost reduction and improvement programs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1997 increased approximately $2.8 million from a balance of $0.6 million at December 31, 1996. This relates primarily to an increase in accounts receivable of $1.2 million because sales in December 1997 were approximately $1.0 million higher than sales in December 1996. In addition, the Company is paying down current liabilities, primarily accounts payable, using long term funds provided by Intermet.

Prior to its acquisition by IFI, which was subsequently merged into Intermet, the Company was in violation of certain loan agreements and had exhausted all available sources of capital. Much of the Company's debt was refinanced by IFI after it purchased the Company. Intermet and IFI have continued to provide financial support to the Company by funding operating losses, working capital increases and capital expenditures since the acquisition. During 1995 and 1994, $6 million and $13 million, respectively, of the amount due to Intermet and IFI was converted to equity in order to reduce the Company's interest-bearing debt levels. Intermet currently intends to continue providing financial support to the Company. As such, the Company believes it has adequate resources to satisfy its current obligations due to nonaffiliates.

The Company also incurs recurring costs to manage and dispose of waste (principally nonhazardous waste) generated as part of ongoing operations. In 1997, 1996 and 1995 such costs totaled approximately $1.3 million, $2.5 million and $3.0 million, respectively. Although the Company continues to take various steps to control these costs, they may increase in the future. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.3 million, $0.7 million and $0.4 million in 1997, 1996 and 1995, respectively. See Note 8 to the Financial Statements included elsewhere herein.

The Company has paid the Ohio Attorney General $285,000 for past violations of Ohio water pollution laws. See "Item 1, Business-Environmental Matters" and "Item 3, Legal Proceedings."

Year 2000

The Company has developed plans to address issues related to the impact on its computer systems and operations of the Year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company expects to be Year 2000 compliant before December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the report of independent auditors identified in
Item 14(a) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24-month period prior to the date of the Company's financial statements for the fiscal year ended December 31, 1997, the Company did not change auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 27, 1998, the directors and executive officers of the Company, their respective ages, positions, date of election and principal occupations were as follows:



Name (Age)                 Principal Position(s)
----------                 ---------------------
John Doddridge (57)        Director

C. James Peterson (50)     President, Chief Executive Officer and Director

Doretha J. Christoph (48)  Vice President, Secretary, Treasurer and Director

Mr. Doddridge became Director of the Company in March 1995. He served as President of the Company from March 1995 to January 1997. Mr. Doddridge became Chairman of the Board and Chief Executive Officer of Intermet in 1994. He was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts, from November 1992 until November 1994. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

Mr. Peterson became President and Chief Executive Officer of the Company in January 1997 and became a Director of the Company in March 1995. He was Vice President of the Company from March 1995 to January 1997. He became Vice President - Foundry Operations of Intermet in February 1995, and he served as Director of Manufacturing of IFI from 1993 to 1995. From 1985 to 1993 he was with Columbus Foundries, Inc., a subsidiary of Intermet, most recently as General Manager.

Ms. Christoph became Vice President, Secretary and Director in January of 1997 and has been Treasurer of the Company since June 1995. Ms. Christoph became Vice President - Finance of Intermet in June 1995. In addition, she was named Chief Financial Officer of Intermet in March 1996 and Secretary of Intermet in January 1997. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

There are no family relationships between or among any of the officers and directors of the Company.

The term of office for each director commences with his or her election and continues until the next annual meeting of shareholders and until his or her successor is elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

The Company has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI (and subsequently by Intermet). See Note 1 to the Financial Statements included elsewhere herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


As of February 27, 1998, none of the officers or directors of the Company beneficially owned any of the Company's Common Stock, the only class of voting securities of the Company. As of that date, Intermet Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of the Company's Common Stock (100% of the class).

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The following financial statements and notes thereto of the Company are incorporated by reference into Item 8 of this Report:

       Report of Independent Auditors

       Balance Sheets at December 31, 1997 and 1996

       Statements of Operations for the years ended December 31, 1997, 1996 and 1995

       Statements of Net Common Shareholders' Deficiency for the years ended December 31, 1997, 1996 and 1995

       Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

       Notes to Financial Statements

    2. Financial Statement Schedules

    The following financial statement schedule for the Company is filed as Item 14(d) hereof, beginning on page F-1.

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

4.3 Master Note and Continuing Guaranty, dated September 29, 1997, by and among Intermet Corporation, Lynchburg Foundry Company,
                Ironton Iron, Inc., Northern Castings Corporation, Intermet
                International, Inc., New River Castings Company and Bank of
                America National Trust and Savings Association and other subsidiaries or affiliates of BankAmerica Corporation.

10.1            Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit
                10.1 to the Company's Annual Report on Form 10-K for the 1988
                fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

10.2            Third Amended and Restated Credit Agreement, dated November 14,
                1996, by and among Intermet Corporation, Sun Trust Bank, Atlanta
                (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to the Intermet's Form 10-K for the year ended December 31, 1996,
                File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.3            Master Assignment and Acceptance Agreement dated December 9,
                1996, by and among Intermet Corporation and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.4 Amended and Restated Note Agreement, dated March 21, 1996, by and between Intermet Corporation and The Prudential Insurance
                Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory
                Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

24              Power of Attorney is included on the signature pages of this Report.

27              Financial Data Schedule

(b) The Company did not file a report of Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1997.

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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




                                                                                Page
                                                                                ----
Report of Independent Auditors                                                  F-1

Balance Sheets at December 31, 1997 and 1996                                    F-2

Statements of Operations for the years ended December 31, 1997, 1996 and 1995   F-4

Statements of Net Common Shareholder's Deficiency for the years ended

December 31, 1997, 1996 and 1995                                                F-5

Statements of Cash Flows for the years ended December 31, 1997, 1996 and  1995  F-6

Notes to Financial Statements                                                   F-7

Schedule II - Valuation and Qualifying Accounts                                 F-12

                       Report of Independent Auditors




The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying balance sheets of Ironton Iron, Inc. as of December 31, 1997 and 1996 and the related statements of operations, net common shareholder's deficiency, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironton Iron, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Detroit, Michigan
January 30, 1998

                             Ironton Iron, Inc.

                               Balance Sheets



                                               December 31,
                                              1997     1996
                                            -------  -------
                                              (in thousands)
Assets
Current assets:
  Cash                                      $    21  $    53
  Accounts receivable:
    Trade, less allowance of $300 and $687    5,255    3,886
    Other                                       262      407
  Inventories                                 2,578    2,283
  Other current assets                          137       64
                                            -------  -------
Total current assets                          8,253    6,693

Property, plant and equipment, cost:
  Land                                          295      295
  Buildings and improvements                  5,360    5,280
  Machinery and equipment                    28,670   27,344
  Construction in progress                    1,548      783
                                            -------  -------
                                             35,873   33,702
  Less accumulated depreciation              19,778   16,809
                                            -------  -------
Net property, plant and equipment            16,095   16,893

Other noncurrent assets                          18       11
                                            -------  -------
                                            $24,366  $23,597
                                            =======  =======

                             Ironton Iron, Inc.

                               Balance Sheets



                                                               December 31,
                                                             1997       1996
                                                           ---------  ---------
                                                              (in thousands)
Liabilities and net common shareholder's deficiency
Current liabilities:
  Accounts payable                                         $  2,781   $  3,505
  Accrued wages and benefits                                  1,093      1,009
  Accrued workers' compensation                                 597        642
  Other accrued liabilities                                     373        910
                                                           ---------  ---------
Total current liabilities                                     4,844      6,066

Due to affiliates                                            40,309     31,302

Redeemable preferred stock, $200 par value,
  20,000 shares authorized; 11,685 shares issued              3,389      3,272


Net common shareholder's deficiency:
  Common stock, no par value, 25,000 shares authorized;
    23,000 shares issued and outstanding                      2,000      2,000
  Additional paid-in capital                                 49,523     49,523
  Accumulated deficit                                       (75,699)   (68,566)
                                                           ---------  ---------
Net common shareholder's deficiency                         (24,176)   (17,043)
                                                           ---------  ---------
                                                           $ 24,366   $ 23,597
                                                           ========   ========

See accompanying notes

                             Ironton Iron, Inc.

                          Statements of Operations



                                         Year ended December 31,
                                         1997      1996      1995
                                       --------  --------  --------
                                              (in thousands)
Net sales                              $51,305   $54,497   $74,746

Cost of sales                           56,116    58,117    69,432
                                       -------   -------   -------
Gross margin                            (4,811)   (3,620)    5,314

Corporate charges                        1,697     2,387     3,176
                                       -------   -------   -------
Operating income (loss)                 (6,508)   (6,007)    2,138

Interest income                              -         -         -
Interest expense                          (508)     (498)   (1,335)
                                       -------   -------   -------
Net income (loss) before income taxes   (7,016)   (6,505)      803
Income taxes--currently payable              -         -        10
                                       -------   -------   -------
Net income (loss)                      $(7,016)  $(6,505)  $   793
                                       =======   =======   =======

See accompanying notes.

                             Ironton Iron, Inc.

              Statements of Net Common Shareholders' Deficiency



                                                       Additional                  Net Common
                                           Common       Paid-In     Accumulated   Shareholders'
                                           Stock        Capital       Deficit      Deficiency
                                        ------------  ------------  ------------  -------------
                                           (in thousands of dollars, except per share data)
Balance at December 31, 1994                  $2,000       $43,523     $(62,620)      $(17,097)
  Contribution of intercompany
    debt to additional paid-in
    capital                                        -         6,000            -          6,000
  Accrued dividends on
    redeemable preferred stock
    ($10 per share)                                -             -         (117)          (117)
  Net income                                       -             -          793            793
                                        ------------  ------------  -----------   ------------
Balance at December 31, 1995                   2,000        49,523      (61,944)       (10,421)
  Accrued dividends on
    redeemable preferred stock
    ($10 per share)                                -             -         (117)          (117)
  Net loss                                         -             -       (6,505)        (6,505)
                                        ------------  ------------  -----------   ------------
Balance at December 31, 1996                   2,000        49,523      (68,566)       (17,043)
  Accrued dividends on
    redeemable preferred stock
    ($10 per share)                                -             -         (117)          (117)
  Net loss                                         -             -       (7,016)        (7,016)
                                        ------------  ------------  -----------   ------------
Balance at December 31, 1997                  $2,000       $49,523     $(75,699)      $(24,176)
                                        ============  ============  ===========   ============

See accompanying notes.

                              Ironton Iron, Inc.

                           Statements of Cash Flows




                                                        Year ended December 31,
                                                        1997      1996      1995
                                                      --------  --------  --------
                                                             (in thousands)
Operating activities:
Net (loss) income                                     $(7,016)  $(6,505)   $  793
Adjustments to reconcile net income to
cash provided by operating activities:
   Depreciation and amortization                        2,709     3,610     3,865
   Loss on disposal of fixed assets                                 420
   Changes in operating assets and liabilities:
     Accounts receivable                               (1,224)    2,465     2,047
     Inventories                                         (295)     (518)     (452)
     Accounts payable and accrued liabilities          (1,222)      837    (3,244)
     Other assets and liabilities                         (73)      (22)      (16)
                                                      -------   -------   -------
Cash (used in) provided by operating activities        (7,121)      287     2,993

Investing activities:
  Additions to property, plant and equipment           (1,549)   (1,748)   (2,478)
  Other                                                   (14)
                                                      --------  --------  --------
Cash used in investing activities                      (1,563)   (1,748)   (2,478)

Financing activities:
  Increase (decrease)  in due to affiliates             8,652     1,224      (924)

Net (decrease) increase in cash                           (32)     (237)     (409)
                                                      --------  --------  --------
Cash at beginning of year                                  53       290       699
Cash at end of year                                   $    21   $    53    $  290
                                                      =======   =======   =======

See accompanying notes.

                              Ironton Iron, Inc.

                        Notes to Financial Statements

                 Years ended December 31, 1997, 1996 and 1995


1. Summary of Significant Accounting Policies

Description of Business

Ironton Iron, Inc. (the "Company") is engaged in the production and sale of ductile iron castings, primarily for the automotive industry. The Company was a wholly owned subsidiary of Intermet Foundries, Inc. ("IFI"), a wholly owned subsidiary of Intermet Corporation ("Intermet"). In March 1996, IFI was merged into Intermet and the Company became a wholly owned subsidiary of Intermet thereafter. The Company has transactions with Intermet as described in Note 6.

The Company has incurred significant operating losses since its inception. Intermet has provided financial support by funding losses, capital expenditures and working capital increases. The Company remains dependent on Intermet and Intermet presently intends to continue providing financial support to the Company.

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

                              Ironton Iron, Inc.

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and debt approximate fair values.

Reporting for Business Segments

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will become effective for the year ending December 31, 1998 and supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Based on the provisions in Statement No. 14, the Company does not report segment information. The Company is evaluating the impact, if any, of Statement No. 131 regarding segment reporting.

2. Inventories

Inventories consist of the following (in thousands of dollars):


                            1997    1996
                           ------  ------
    Finished goods         $   64  $  572
    Work in process           376     640
    Raw materials             554     456
    Supplies and patterns   1,584     615
                           ------  ------
    Totals                 $2,578  $2,283
                           ======  ======

3. Redeemable Preferred Stock

IFI acquired all of the common stock of the Company in October 1988. As part of this transaction, the existing preferred stock of the Company was canceled and the previous common stockholders of the Company received an equivalent number of shares of the Company's new 5% cumulative preferred stock with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be retired at par value from net income, if available, in four annual installments beginning in 1993. However, no shares have been retired and no dividends have been paid to date since the Company has incurred a cumulative net loss since 1988. Accrued but unpaid dividends on the preferred stock totaled $1,052,000 at December 31, 1997.

                              Ironton Iron, Inc.

4. Retirement Plans and Benefits

Intermet has an Employee Stock Ownership Plan for certain of its United States employees who are not covered by collective bargaining agreements. The plan requires contributions equal to 3% of the annual compensation of the plan participants. Intermet may, at its discretion, make additional contributions within specified limits. Intermet also has a defined contribution plan for domestic salaried employees. Intermet and its subsidiaries make contributions equal to 2% of the annual compensation of participants. Participants are also allowed to make contributions to the plan, on a pre-tax basis, of up to 15% of their compensation. Intermet and its subsidiaries match 50% of participant's contributions, up to a specified limit. The Company accrued contributions to the two plans of $252,000, $202,000 and $196,000 in 1997, 1996 and 1995,
respectively.

The Company has also established a defined contribution plan for hourly employees. Contributions to the Plan are based on hours worked by each employee and totaled $189,000, $217,000 and $250,000 in 1997, 1996 and 1995,
respectively. The Plan also allows employees to make contributions, on a pre-tax basis, of up to 15% of their compensation.

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

While certain temporary differences exist in recognizing expenses for income tax and financial reporting purposes, no deferred tax liability has been recorded because of the loss carryforwards available. The tax effects of the types of temporary differences and loss carryforwards which give rise to deferred tax assets (liabilities) at December 31, 1997 and 1996 are as follows (in thousands of dollars):


                                      1997         1996
                                   -----------  -----------
    Losses after IFI acquisition     $ 24,118     $ 21,881
    Losses before IFI acquisition       1,975        1,975
    Other temporary differences           668          492
                                   ----------   ----------
    Gross deferred tax assets          26,761       24,348
    Valuation allowance               (25,634)     (22,758)
                                   ----------   ----------
                                        1,127        1,590
    Depreciation                       (1,127)      (1,590)
                                   ----------   ----------
    Totals                           $      -     $      -
                                   ==========   ==========

                              Ironton Iron, Inc.

5. Income Taxes (continued)

The Company utilized its operating loss carryforward to offset a substantial portion of its 1995 income.

There are certain limitations on the use of the loss carryforward generated prior to the Company's acquisition by IFI. This loss carryforward expires as follows: $1,354,000 in 2001 and $621,000 in 2002.

The loss carryforward generated after the acquisition by IFI on October 31, 1988 results from calculating the Company's income tax provision on a separate tax return basis. These losses have already been utilized by Intermet in its consolidated federal income tax return. While no income tax benefits have been included in the accompanying financial statements, Intermet does advance funds to the Company in amounts which approximate the income tax benefits expected to be realized by Intermet as a result of the Company's losses after October 31, 1988. These amounts totaled $2,482,000 and $2,404,000 in 1997 and 1996, respectively. No interest is charged on these amounts. In 1995, the Company generated income; therefore no such advance was received from Intermet.

6. Related Party Transactions

Intermet incurs various costs, principally related to salaries, data processing, aircraft, interest and occupancy, which are allocated to each of its subsidiaries. Amounts charged to each subsidiary by Intermet are a function of the subsidiary's sales and total assets. Intermet believes the resulting allocation to be reasonable.

Intermet has an unsecured revolving credit agreement with a bank group that was refinanced in November 1996. The agreement, which expires in November 1999, provides for loans up to $200,000,000 in the aggregate, $125,000,000 of which was outstanding at December 31, 1997. The borrowing limit is reduced by certain standby letters of credit. At December 31, 1997 such standby letters of credit totaled $12,214,581. The revolving credit agreement provides Intermet with several interest rate pricing mechanisms ranging from 6.25% to 7.25% per annum at December 31, 1997. Intermet must also pay a fee at a rate of 0.15% per annum on any unused portion of the loan commitment. The revolving credit agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

Intermet has $25,000,000 outstanding under an unsecured term loan agreement with The Prudential Insurance Company of America which bears interest at a rate of 8.05% per annum, payable quarterly. Principal amounts are to be repaid in five equal annual installments beginning in December 1998. The term loan agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

Intermet maintains various uncommitted bank lines of credit which are payable on demand. At December 31, 1997, Intermet's borrowings under the lines of credit totaled $5,000,000. Availability under these lines of credit at the year ended December 31, 1997 was $40,000,000. Availability of uncommitted bank lines of credit at December 31, 1996 was $5,000,000, none of which was outstanding at that time. Interest is paid on a daily basis at a negotiated rate. At December 31, 1997, the interest rate was 7.25% per annum.

                              Ironton Iron, Inc.

6. Related Party Transactions (continued)

Intermet and its subsidiaries are jointly and severally liable for any borrowings under the agreements described above, with the exception of the various uncommitted bank lines of credit. The Company has no liability with regard to the $5,000,000 outstanding at December 31, 1997. However, the Company's liability for the uncommitted bank lines of credit extends to $20,000,000 of the $40,000,000 available at December 31, 1997.

Intermet loans money to, or invests the excess cash of, each of its subsidiaries depending on the cash requirements of each subsidiary. Prior to 1996, borrowings under the credit arrangement with Intermet provided interest at the average rate that Intermet pays for its revolving and line of credit borrowings. Beginning in 1996, interest is calculated monthly based on net accounts receivable and inventory balances. The total of all interest paid to Intermet by the Company was $508,000, $498,000, and $1,557,000 in 1997, 1996 and 1995,
respectively.

7. Major Customers

Net sales to customers exceeding 10% of total net sales in any period were as follows (as a percentage of total net sales):


                                                1997    1996    1995
                                                ----    ----    ----
   Dana                                          30%     29%     22%
   General Products Delaware Corporation         28      24      20
   Chrysler                                      12      11       9
   Ford                                           5      12      23

Sales to General Products Delaware Corporation are under the terms of a purchase order issued by Ford.

8. Contingency

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case, which were paid in July 1997. The Company paid $272,103 in civil penalties in August 1997, which were fully accrued in 1995.

9. Changes in Accounting Estimates

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

                             Ironton Iron, Inc.

                                 Schedule II

                      Valuation and Qualifying Accounts


                                                 Balance at                                            Balance at
                                                Beginning of         Charged to                          End of
Description                                        Period             Expense        Other               Period
-----------                                     -------------        -----------     -----             -----------
                                                                            (in thousands)
Year ended December 31, 1997:
Allowance for returns and doubtful
accounts (a)                                        $   300           $ 302  (b)   $     -                $   602
Inventory reserve (e)                                    35               -              -                     35
Deferred tax asset valuation allowance               22,758               -          2,876  (c)            25,634

Year ended December 31, 1996:
Allowance for returns and doubtful
accounts (a)                                            687            (387) (b)         -                    300
Inventory reserve (e)                                     -              35              -                     35
Deferred tax asset valuation allowance               20,860               -          1,898  (c)            22,758

Year ended December 31, 1995:
Allowance for returns and doubtful
accounts (a)                                            362             325  (b)         -                    687
Deferred tax asset valuation allowance               21,156               -           (296) (d)            20,860

(a) Reflected as reduction of trade accounts receivable on balance sheet.

(b) Net effect of amounts charged to expense less actual returns.

(c) Increase in certain deferred tax assets due to operating loss carryforwards.

(d) Decrease in certain deferred tax assets.

(e) Reflected as reduction of inventory on the balance sheet.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IRONTON IRON, INC.

                            By:  /s/ C. James Peterson
                                 ---------------------
                                 C. James Peterson
                                 President, Chief Executive Officer and Director

                            Date: March 27, 1998


                       POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints John Doddridge and Doretha J. Christoph, or either of them, as attorney-in-fact, each with power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 27, 1998, by the following persons on behalf of the Company in the capacities indicated.



Signature                 Capacity
/s/ John Doddridge        Director
------------------------
John Doddridge

/s/ C. James Peterson     President, Chief Executive Officer and Director
------------------------
C. James Peterson

/s/ Doretha J. Christoph  Vice President, Secretary, Treasurer and Director
------------------------  (Principal Financial and Accounting Officer)
Doretha J. Christoph

Exhibits Index



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

4.3 Master Note and Continuing Guaranty, dated September 29, 1997, by and among Intermet Corporation, Lynchburg Foundry Company,
                Ironton Iron, Inc., Northern Castings Corporation, Intermet
                International, Inc., New River Castings Company and Bank of
                America National Trust and Savings Association and other subsidiaries or affiliates of BankAmerica Corporation.

10.1            Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit
                10.1 to the Company's Annual Report on Form 10-K for the 1988
                fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

10.2            Third Amended and Restated Credit Agreement, dated November 14,
                1996, by and among Intermet Corporation, Sun Trust Bank, Atlanta
                (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to the Intermet's Form 10-K for the year ended December 31, 1996,
                File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.3 Master Assignment and Acceptance dated December 9, 1996, by and among Intermet Corporation and various lenders named therein
                (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.4 Amended and Restated Note Agreement, dated March 21, 1996, by and between Intermet Corporation and The Prudential Insurance
                Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory
                Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

24              Power of Attorney is included on the signature pages of this Report.

27              Financial Data Schedule