Form 10-Q
period 1998-03-31
IRONTON IRON INC
filed 1998-05-15
CIK 771176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998, or

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

At May 8, 1998 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets


                                                       March 31, 1998  December 31, 1997
                                                       --------------  -----------------
                                                        (Unaudited)
                                                           (in thousands of dollars)
Assets
Current assets:
  Cash                                                        $    30            $    21
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
     $375 in 1998 and $300 in 1997                              6,700              5,255
    Other                                                         840                262
  Inventories                                                   2,533              2,578
  Other current assets                                             69                137
                                                       --------------  -----------------
Total current assets                                           10,172              8,253

Property, plant and equipment:
  Land                                                            295                295
  Building and improvements                                     5,799              5,360
  Machinery and equipment                                      29,124             28,670
  Construction in progress                                      1,228              1,548
                                                       --------------  -----------------
                                                               36,446             35,873

  Less accumulated depreciation                                20,435             19,778
                                                       --------------  -----------------
Net property, plant and equipment                              16,011             16,095

Other non current assets                                           14                 18
                                                       --------------  -----------------
                                                              $26,197            $24,366
                                                       ==============  =================

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets


                                          March 31, 1998  December 31, 1997
                                          --------------  -----------------
                                           (Unaudited)
                                              (in thousands of dollars)
Liabilities and shareholders' deficiency
Current liabilities:
  Accounts payable                             $  3,332           $  2,781
  Accrued wages and benefits                      1,235              1,093
  Accrued workers' compensation                     419                597
  Other accrued liabilities                         232                373
                                          -------------   ----------------
Total current liabilities                         5,218              4,844

Due to affiliates                                41,900             40,309

Redeemable preferred stock                        3,419              3,389

Net shareholder's deficiency:
  Common stock                                    2,000              2,000
  Additional paid-in capital                     49,523             49,523
  Accumulated deficit                           (75,863)           (75,699)
                                          -------------   ----------------

Net shareholder's deficiency:                   (24,340)           (24,176)
                                          -------------   ----------------
                                               $ 26,197           $ 24,366
                                          =============   ================

See accompanying notes.

                               Ironton Iron, Inc.

                     Interim Condensed Statements of Income


                                             Three months ended
                                       March 31, 1998    March 31, 1997
                                       --------------    --------------
                                                (Unaudited)
                                         (in thousands of dollars)
Net sales                                    $14,441           $12,506
Cost of sales                                 14,856            13,824
                                       -------------      ------------
Gross profit                                    (415)           (1,318)

Operating income (expense):
  Corporate charges from parent                 (420)             (493)
  Other operating income                         150                 -
                                       -------------      ------------
Operating loss                                  (685)           (1,811)

Interest expense                                 170               108
                                       -------------      ------------
Loss before income taxes and
cumulative effect of accounting
change                                          (855)           (1,919)
Provision for income taxes                         -                 -
                                       -------------      ------------
Loss before cumulative effect of
accounting change                               (855)           (1,919)
Cumulative effect of accounting
change                                           290                 -
                                       -------------      ------------
Net loss                                       ($565)          ($1,919)
                                       =============      ============

See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows


                                                        Three months ended
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
                                                           (Unaudited)
                                                    (in thousands of dollars)
Operating activities:
Net loss                                                  ($565)        ($1,919)
Adjustments to reconcile net income to cash
  used in operating activities:
  Depreciation and amortization                             661             737
  Changes in operating assets and liabilities:
    Accounts receivable                                  (2,023)         (1,702)
    Inventories                                              45             165
    Accounts payable and accrued liabilities                374             336
    Other assets and liabilities                             66              (3)
                                                  -------------   -------------
Net cash used in operating activities                    (1,442)         (2,386)

Investing activities:
  Additions to property, plant and equipment               (573)           (395)
                                                  -------------   -------------
Net cash used in investing activities                      (573)           (395)

Financing activities:
  Increase in due to affiliates                           2,024           2,794
                                                  -------------   -------------
Net cash provided by financing activities                 2,024           2,794
                                                  -------------   -------------
Net increase in cash and cash equivalents                     9              13
Cash at beginning of period                                  21              53
                                                  -------------   -------------
Cash at end of period                                    $   30         $    66
                                                  =============   =============

See accompanying notes.

                               Ironton Iron, Inc.

                Notes to Interim Condensed Financial Statements

                           March 31, 1998 (Unaudited)


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Inventories

Inventories consist of the following (in thousands of dollars):



                          March 31,     December 31,
                            1998            1997
                       --------------  -----------------
Finished goods                 $   71             $   64
Work in process                   457                376
Raw materials                     447                554
Supplies and patterns           1,558              1,584
                       --------------  -----------------
                               $2,533             $2,578
                       ==============  =================

Loss per Common Share

Because Intermet Corporation ("Intermet") owns all common stock of the Company, no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                           March 31, 1998 (Unaudited)


2. Inventory Change in Accounting Method

Effective January 1, 1998, the Company changed its method of accounting for spare parts used in its equipment. Previously, the Company expensed these parts in the period during which they were purchased but will now inventory the parts and charge them to expense in the period in which they are used. This method is consistent with prevailing industry practice, as well as with the policy followed by Intermet's other foundry subsidiaries. In management's opinion, this method of accounting results in better matching of costs and related revenues. The cumulative effect of this change decreases the net loss $290,000 for the three months ended March 31, 1998. Proforma results for the three month period ended March 31, 1997 would not have been materially different from historical results had this new method been employed at that time.

3. Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1998. Statement 130 establishes new rules for reporting and display of comprehensive income and its components. The Company's comprehensive losses for the first quarters of 1998 and 1997 are the same as the net losses reported, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN FINANCIAL CONDITION AND MATERIAL CHANGES IN RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS SECTION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO: (I) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES; (II) FLUCTUATIONS IN WORLDWIDE OR REGIONAL AUTOMOBILE AND LIGHT AND HEAVY TRUCK PRODUCTION; (III) LABOR DISPUTES INVOLVING THE COMPANY OR ITS SIGNIFICANT CUSTOMERS; (IV) CHANGES IN PRACTICES AND/OR POLICIES OF THE COMPANY'S SIGNIFICANT CUSTOMERS TOWARD OUTSOURCING AUTOMOTIVE COMPONENTS AND SYSTEMS; (V) FOREIGN CURRENCY AND EXCHANGE FLUCTUATIONS; AND (VI) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Material Changes in Financial Condition

Operating activities used $1.4 million in the three months ended March 31, 1998. Accounts receivable increased $2.0 million from December 31, 1997, as sales during March 1998 were higher than those of December 1997 due to the traditional holiday shutdown. Depreciation and amortization expense was $0.7 million. Additions to property, plant and equipment were $0.6 million during the first quarter of 1998. The cash consumed in operating and investing activities was fully funded by Intermet. The Company's financial condition has continued to deteriorate since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued financial support. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $75.9 million.

Material Changes in Results of Operations

Sales for the three months ended March 31, 1998 were $14.4 million, up from $12.5 million for the same period in 1997. This increase relates to new business, primarily with Advance Castings, General Products and Dana. This new business has not fully replaced that of the Ford F-150 I-beam, the phase-out of which began in the fourth quarter 1995 following a model change. The Company has secured additional business for the dry sand process line which is expected to start in mid 1998 and will provide additional volume for the Company.

Gross profit as a percentage of sales for the first quarter of 1998 was negative 2.9% compared to a negative 10.5% for the first quarter of 1997. This improvement is due primarily to the increase in sales, cost reduction measures implemented by the Company and a change in accounting policy implemented in the first quarter of 1998. Corporate charges have declined due to lower costs incurred by the parent company.

The Company's income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at March 31, 1998 which are fully reserved. As such, the Company has no tax provision for the first quarter of 1998.

As a result of the continued low sales volume, the Company incurred a loss of $0.6 million in the first quarter of 1998 and $1.9 million in the first quarter of 1997.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:



Exhibit Number  Description of Exhibit
18 Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment.

27              Financial Data Schedule.

(b) The Company filed no reports on Form 8-K for the three months ended March 31, 1998.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IRONTON IRON, INC.




                             By:  /s/ Doretha J. Christoph
                                  ------------------------
                                  Doretha J. Christoph
                                  Vice President, Secretary, Treasurer
                                  and Director (Principal Financial
                                  and Accounting Officer)

                             Date: May 12, 1998

Exhibits Index




Exhibit Number  Description of Exhibit

18 Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment.

27              Financial Data Schedule.