Form 10-Q
period 1998-06-30
IRONTON IRON INC
filed 1998-08-14
CIK 771176

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended June 30, 1998, or

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

At August 8, 1998 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets



                                            June 30,      December 31,
                                              1998            1997
                                         --------------   ------------
                                          (Unaudited)
                                            (in thousands of dollars)
Assets
Current assets:
   Cash                                      $    63        $    21
   Accounts receivable:
       Trade, less allowance for
         doubtful accounts of
         $375 in 1998 and $300 in 1997         7,136          5,255
       Other                                     168            262
   Inventories                                 3,255          2,578
   Other current assets                           76            137
                                             -------        -------
Total current assets                          10,698          8,253

Property, plant and equipment:
   Land                                          295            295
   Building and improvements                   5,858          5,360
   Machinery and equipment                    30,042         28,670
   Construction in progress                      541          1,548
                                             -------        -------
                                              36,736         35,873

   Less accumulated depreciation              21,111         19,778
                                             -------        -------
Net property, plant and equipment             15,625         16,095

Other non current assets                           9             18
                                             -------        -------
                                             $26,332        $24,366
                                             =======        =======

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets


                                            June 30,     December 31,
                                              1998          1997
                                         --------------  -------------
                                          (Unaudited)
                                            (in thousands of dollars)
Liabilities and shareholders' deficiency
Current liabilities:
   Accounts payable                           $ 3,244       $ 2,781
   Accrued wages and benefits                   1,100         1,093
   Accrued workers' compensation                  406           597
   Other accrued liabilities                      295           373
                                              -------       -------
Total current liabilities                       5,045         4,844

Due to affiliates                              43,606        40,309

Redeemable preferred stock                      3,448         3,389

Net shareholder's deficiency:
    Common stock                                2,000         2,000
    Additional paid-in capital                 49,523        49,523
    Accumulated deficit                       (77,290)      (75,699)
                                              -------       -------
Net shareholder's deficiency:                 (25,767)      (24,176)
                                              -------       -------
                                              $26,332       $24,366
                                              =======       =======



See accompanying notes.

                               Ironton Iron, Inc.

                     Interim Condensed Statements of Income


                                   Three months ended            Six months ended
                                 June 30,      June 30,       June 30,      June 30,
                                   1998          1997           1998          1997
                                 --------      --------       --------      --------
                                                     (Unaudited)
                                              (in thousands of dollars)

Net sales                         $13,494       $13,395        $27,935       $25,901
Cost of sales                      14,411        13,960         29,267        27,784
                                  -------       -------        -------       -------

Gross profit                         (917)         (565)        (1,332)       (1,883)

Operating income (expense):
  Corporate charges from parent      (420)         (493)          (840)         (986)
  Other operating income              129           121            279           121
                                  -------       -------        -------       -------
Operating loss                     (1,208)         (937)        (1,893)       (2,748)

Interest expense                      190           128            360           236
                                  -------       -------        -------       -------
Loss before income taxes and
  cumulative effect of
  accounting change                (1,398)       (1,065)        (2,253)       (2,984)
Provision for income taxes              -             -              -             -
                                  -------       -------        -------       -------
Loss before cumulative effect
  of accounting change             (1,398)       (1,065)        (2,253)       (2,984)
Cumulative effect of
  accounting change                     -             -            290             -
                                  -------       -------        -------       -------
Net loss                          ($1,398)      ($1,065)       ($1,963)      ($2,984)
                                  =======       =======        =======       =======

See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows



                                              Six months ended
                                            June 30,     June 30,
                                              1998         1997
                                           ------------  ----------
                                                 (Unaudited)
                                           (in thousands of dollars)
Operating activities:
Net loss                                      ($1,963)    ($2,984)
Adjustments to reconcile net income to
  cash used in operating activities:
  Depreciation and amortization                 1,342       1,384
  Changes in operating assets and
   liabilities:
   Accounts receivable                         (1,787)     (2,610)
   Inventories                                   (677)       (658)
   Accounts payable and accrued
    liabilities                                   201         560
   Other assets and liabilities                    61         (99)
                                              -------     -------
Net cash used in operating activities          (2,823)     (4,407)

Investing activities:
  Additions to property, plant and
   equipment                                     (864)       (693)
  Other                                                      (370)
                                              -------     -------
Net cash used in investing activities            (864)     (1,063)

Financing activities:
  Increase in due to affiliates                 3,729       5,509
                                              -------     -------
Net cash provided by financing activities       3,729       5,509
                                              -------     -------
Net increase in cash and cash equivalents          42          39

Cash at beginning of period                        21          52
                                              -------     -------
Cash at end of period                         $    63     $    91
                                              =======     =======





See accompanying notes.

                               Ironton Iron, Inc.

                 Notes to Interim Condensed Financial Statements

                            June 30, 1998 (Unaudited)


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Inventories

Inventories consist of the following (in thousands of dollars):


                                          June 30,       December 31,
                                            1998            1997
                                        -------------  -------------
               Finished goods               $  107        $   64
               Work in process                 691           376
               Raw materials                   600           554
               Supplies and patterns         1,857         1,584
                                            ------        ------
                                            $3,255        $2,578
                                            ======        ======


Loss per Common Share

Because Intermet Corporation ("Intermet") owns all common stock of the Company, no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                            June 30, 1998 (Unaudited)


2. Inventory Change in Accounting Method

Effective January 1, 1998, the Company changed its method of accounting for spare parts used in its equipment. Previously, the Company expensed these parts in the period during which they were purchased but will now inventory the parts and charge them to expense in the period in which they are used. This method is consistent with prevailing industry practice, as well as with the policy followed by Intermet's other foundry subsidiaries. In management's opinion, this method of accounting results in better matching of costs and related revenues. The cumulative effect of this change decreases the net loss $290,000 for the six months ended June 30, 1998. Proforma results for the six-month period ended June 30, 1997 would not have been materially different from historical results had this new method been employed at that time.

3. Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1998. Statement 130 establishes new rules for reporting and display of comprehensive income and its components. The Company's comprehensive losses for the quarters and six months ended June 30, 1998 and 1997 are the same as the net losses reported, respectively.

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

Material Changes in Financial Condition

Operating activities used $2.8 million in the six months ended June 30, 1998. Accounts receivable increased $1.8 million from December 31, 1997, as sales during June 1998 were higher than those of December 1997 due to the traditional holiday shutdown. In addition, because June only has 30 days, customer payments which would have been received on the 31st day of the month were received on the first day of the third quarter. Depreciation and amortization expense was $1.3 million. Additions to property, plant and equipment were $0.9 million during the six months ended June 30, 1998. The cash consumed in operating and investing activities was fully funded by Intermet. The Company's financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued financial support. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $77.3 million.

Material Changes in Results of Operations

Sales for the quarters ended June 30, 1998 and 1997 were $13.5 million and $13.4 million, respectively. Sales for the six months ended June 30, 1998 were $27.9 million, up from $25.9 million for the same period in 1997. This increase relates to new business, primarily with Advance Castings and Dana and increases in existing business. This new business has not fully replaced that of the Ford F-150 I-beam, the phase-out of which began in the fourth quarter 1995 following a model change. The Company launched new business for the dry sand process line in June 1998 which is expected to provide additional volume for the Company. The Company continues to evaluate alternatives to improve profitability as it is currently operating below breakeven levels due to under-utilization of capacity and less than optimal manufacturing performance.

Gross profit as a percentage of sales for the second quarter of 1998 was negative 6.8% compared to a negative 4.2% for the second quarter of 1997. This decrease was due primarily to a difference in the mix of product between the two periods. Gross profit as a percentage of sales for the six months ended June 30, 1998 and 1997 were negative 4.8% and negative 7.3%. The improvement over last year is due primarily to the increase in sales, cost reduction measures implemented by the Company and a change in accounting policy, all in the first quarter of 1998.

The Company's income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at June 30, 1998 which are fully reserved. As such, the Company has no tax provision for the quarter ended or the six-month period ended June 30, 1998.

As a result of the continued low sales volume, the Company incurred a loss of $1.4 million in the second quarter of 1998 and $2.0 million for the calendar year to date period June 30, 1998.


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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of April 16, 1998, Intermet, sole owner of the Company's common stock, elected by written consent the following individuals to serve on the Board of Directors of the Company until the next annual meeting and until their successors are elected and qualified: John Doddridge, C. James Peterson and Doretha J. Christoph.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:



Exhibit Number   Description of Exhibit

27               Financial Data Schedule.

(b) The Company filed no reports on Form 8-K for the three months ended June 30, 1998.


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

                                    Date: August 13, 1998

Exhibits Index




Exhibit Number   Description of Exhibit

27               Financial Data Schedule.