Form 10-Q
period 1998-09-30
IRONTON IRON INC
filed 1998-11-12
CIK 771176

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1998, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 6, 1998 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets

                                                               September 30,          December 31,
                                                                    1998                  1997
                                                             ------------------     -----------------
                                                                (Unaudited)
                                                                    (in thousands of dollars)
Assets
Current assets:
   Cash                                                                  $78                   $21
   Accounts receivable:
       Trade, less allowance for doubtful accounts of
         $440 in 1998 and $300 in 1997                                 6,071                 5,255
       Other                                                             333                   262
   Inventories                                                         3,515                 2,578
   Other current assets                                                   87                   137
                                                             ------------------     -----------------
Total current assets                                                  10,084                 8,253

Property, plant and equipment:
   Land                                                                  295                   295
   Building and improvements                                           5,858                 5,360
   Machinery and equipment                                            29,420                28,670
   Construction in progress                                            1,828                 1,548
                                                              ------------------     -----------------
                                                                      37,401                35,873

   Less accumulated depreciation                                      21,532                19,778
                                                             ------------------     -----------------
Net property, plant and equipment                                     15,869                16,095

Other non current assets                                                   4                    18
                                                             ------------------     -----------------
                                                                     $25,957               $24,366
                                                             ==================     =================

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets

                                                               September 30,          December 31,
                                                                    1998                  1997
                                                             ------------------     -----------------
                                                                (Unaudited)
                                                                    (in thousands of dollars)
Liabilities and shareholders' deficiency
Current liabilities:
   Accounts payable                                                    $3,418               $2,781
   Accrued wages and benefits                                             934                1,093
   Accrued workers' compensation                                          375                  597
   Other accrued liabilities                                              196                  373
                                                             ------------------     -----------------
Total current liabilities                                               4,923                4,844

Due to affiliates                                                      46,933               40,309

Redeemable preferred stock                                              3,477                3,389

Net shareholder's deficiency:
    Common stock                                                        2,000                2,000
    Additional paid-in capital                                         49,523               49,523
    Accumulated deficit                                               (80,899)             (75,699)
                                                             ------------------     -----------------

Net shareholder's deficiency                                          (29,376)             (24,176)
                                                             ------------------     -----------------

                                                                      $25,957              $24,366
                                                             ==================     =================


See accompanying notes.

                               Ironton Iron, Inc.

                     Interim Condensed Statements of Income

                                                        Three months ended                         Nine months ended
                                                September 30,        September 30,        September 30,        September 30,
                                                     1998                 1997                 1998                 1997
                                               -----------------    -----------------    -----------------    -----------------
                                                                                 (Unaudited)
                                                                          (in thousands of dollars)
Net sales                                             $12,518              $12,531              $40,453              $38,432
Cost of sales                                          15,589               13,330               44,856               41,094
                                               -----------------    -----------------    -----------------    -----------------

Gross profit                                           (3,071)                (799)              (4,403)              (2,662)

Operating income (expense):
   Corporate charges from parent                         (420)                (493)              (1,260)              (1,479)
   Other operating income                                 107                   77                  386                  198
                                               -----------------    -----------------    -----------------    -----------------

Operating loss                                         (3,384)              (1,215)              (5,277)              (3,943)

Interest expense                                          196                  133                  556                  369
                                               -----------------    -----------------    -----------------    -----------------

Loss before income taxes and cumulative
  effect of accounting change                          (3,580)              (1,348)              (5,833)              (4,312)
Provision for income taxes                                  -                    -                    -                    -
                                               -----------------    -----------------    -----------------    -----------------

Loss before cumulative effect of accounting
  change                                               (3,580)              (1,348)              (5,833)              (4,312)
Cumulative effect of accounting change                      -                    -                  290                    -
                                               -----------------    -----------------    -----------------    -----------------
Net loss                                              ($3,580)             ($1,348)             ($5,543)             ($4,312)
                                               =================    =================    =================    =================

See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows

                                                                           Nine months ended
                                                                  September 30,         September 30,
                                                                      1998                  1997
                                                                ------------------    ------------------
                                                                              (Unaudited)
                                                                       (in thousands of dollars)
Operating activities:
Net loss                                                                 ($5,543)              ($4,312)
Adjustments to reconcile net loss to cash used in operating
   activities:
   Depreciation and amortization                                           2,036                 2,036
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (887)               (1,439)
     Inventories                                                            (937)                 (922)
     Accounts payable and accrued liabilities                                 79                    32
     Other assets and liabilities                                             50                   859
                                                                ------------------    ------------------
Net cash used in operating activities                                     (5,202)               (3,746)

Investing activities:
   Additions to property, plant and equipment                             (2,151)               (1,149)
   Other                                                                       -                   (14)
                                                                ------------------    ------------------
Net cash used in investing activities                                     (2,151)               (1,163)

Financing activities:
   Increase in due to affiliates                                           7,410                 4,914
                                                                ------------------    ------------------
Net cash provided by financing activities                                  7,410                 4,914
                                                                ------------------    ------------------

Net increase in cash and cash equivalents                                     57                     5

Cash at beginning of period                                                   21                    52
                                                                ------------------    ------------------

Cash at end of period                                                        $78                   $57
                                                                ==================    ==================

See accompanying notes.

                               Ironton Iron, Inc.

                 Notes to Interim Condensed Financial Statements

                         September 30, 1998 (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Inventories

Inventories consist of the following (in thousands of dollars):


                                                             September 30,          December 31,
                                                                  1998                  1997
                                                            -----------------     -----------------

                      Finished goods                                   $87                 $64
                      Work in process                                1,030                 376
                      Raw materials                                    511                 554
                      Supplies and patterns                          1,887               1,584
                                                            -----------------     -----------------
                                                                    $3,515              $2,578
                                                            =================     =================

Loss per Common Share

Because Intermet Corporation ("Intermet") owns all common stock of the Company, no income or loss per common share information is included herein.

                               Ironton Iron, Inc.

                         September 30, 1998 (Unaudited)


2.   Inventory Change in Accounting Method

Effective January 1, 1998, the Company changed its method of accounting for spare parts used in its equipment. Previously, the Company expensed these parts in the period during which they were purchased but will now inventory the parts and charge them to expense in the period in which they are used. This method is consistent with prevailing industry practice, as well as with the policy followed by Intermet's other foundry subsidiaries. In management's opinion, this method of accounting results in better matching of costs and related revenues. The cumulative effect of this change decreases the net loss $290,000 for the nine months ended September 30, 1998. Proforma results for the nine-month period ended September 30, 1997 would not have been materially different from historical results had this new method been employed at that time.

3.   Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1998. Statement 130 establishes new rules for reporting and display of comprehensive income and its components. The Company's comprehensive losses for the three and nine months ended September 30, 1998 and 1997 are the same as the net losses reported, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS SECTION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READeRS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO: (I) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHiCH THE COMPANY OPERATES; (II) FLUCTUATIONS IN WORLDWIDE OR REGIONAL AUTOMOBILE AND LIGHT AND HEAVY TRUCK PRODUCtION; (III) LABOR DISPUTES INVOLVING THE COMPANY OR ITS SIGNIFICANT CUSTOMERS; (IV) CHANGES IN PRACTICES AND/OR POLICIES OF THE COMPANY'S SIGNIFICANT CUSTOMERS TOWARD OUTSOURCING AUTOMOTIVE COMPONENTS AND SYSTEMS; (V) FOREIGN CURRENCY AND EXCHANGE FLUCTUATIONS; (VI) FACTORS AFFECTING THE ABILITY OF THE COMPANY OR ITS KEY SUPPLIERS TO RESOLVE YEAR 2000 ISSUES IN A TIMELY MANNER; AND (VII) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND To UPDATE THESE FORWARD-LOOKING STATEMENTS.

Material Changes in Financial Condition

Operating activities used $5.2 million in the nine months ended September 30, 1998. Depreciation and amortization expense was $2.0 million. Accounts receivable increased $0.9 million from December 31, 1997, as sales during September 1998 were higher than those of December 1997 due to the traditional holiday shutdown. In addition, because September only has 30 days, customer payments that would have been received on the 31st day of the month were received on the first day of the fourth quarter. Additions to property, plant and equipment were $2.2 million during the nine months ended September 30, 1998. The cash consumed in operating and investing activities was fully funded by advances from Intermet. The Company's financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued intercompany cash advances. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $80.9 million.

Material Changes in Results of Operations

Sales for the quarters ended September 30, 1998 and 1997 were $12.5 million each. Sales for the nine months ended September 30, 1998 were $40.5 million, up from $38.4 million for the same period in 1997. This increase relates to new business, primarily with Chrysler and Dana and increases in existing business. The Company launched new business for the dry sand process line in June 1998 that is expected to provide additional volume for the Company. This new business has not fully replaced that of the Ford F-150 I-beam, the phase-out of which began in the fourth quarter 1995 following a model change. The Company continues to evaluate alternatives to improve profitability as it is currently operating below breakeven levels due to less than optimal manufacturing performance which, in turn, caused under-utilization of capacity.

Gross profit as a percentage of sales for the third quarter of 1998 was negative 24.5% compared to a negative 6.4% for the third quarter of 1997. Beginning in the second quarter of 1998 and continuing through the third quarter, the Company experienced and continues to experience various operational difficulties. The Company had a fire in July, which led to the need to run operations in over-time in order to meet customer demand. In addition, there were costs associated with the launch and production ramp-up of its newest product. The Company expects to improve production processes in the fourth quarter as new production equipment is installed and bottlenecks are alleviated. Gross profit as a percentage of sales for the nine months ended September 30, 1998 and 1997 were negative 10.9% and negative 6.9%.

The Company's income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has net operating loss carryforwards available at September 30, 1998 that are fully reserved. As such, the Company has no tax provision for the quarter ended or the nine-month period ended September 30, 1998.

As a result of the continued low sales volume and operational performance, the Company incurred a loss of $3.6 million in the third quarter of 1998 and $5.5 million for the calendar year to date period September 30, 1998.

Year 2000

The Company has conducted an evaluation of its IT and non-IT computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

With the assistance of Intermet and as a part of Intermet's Year 2000 efforts, the Company has completed a Year 2000 readiness assessment of its business critical IT and non-IT systems. As a result of the assessment, the Company is in the process of developing and implementing corrective action plans designed to address Year 2000 issues. These plans include modification, upgrade and replacement of the Company's critical administrative, production and research and development computer systems to make them Year 2000 ready. Implementation of corrective action plans has begun, and the Company expects to have its critical systems Year 2000 ready by June 1999.

Because the Company's operations depend on the uninterrupted flow of materials and services from its suppliers, the Company has requested and has been receiving and analyzing information from its suppliers with regard to their progress toward Year 2000 readiness. The Company intends to continue to monitor the progress of its key suppliers toward Year 2000 readiness.

The Company's estimated pro-rata portion of Intermet's cost for Year 2000 compliance is less than $150,000. It is possible that the actual cost of the Company's Year 2000 readiness effort could exceed these estimates.

Although the Company has a process in place to assess Year 2000 readiness on the part of its suppliers, the Company considers the most reasonably likely worst case scenario is that one or more of the Company's suppliers might encounter a Year 2000 problem and be unable to supply materials. If this were to occur and the Company could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company's facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

Contingency plans are being or will be developed that are intended to avoid or mitigate the risks that either key suppliers or the Company might not achieve Year 2000 readiness in time to avoid disruption of the Company's operations.

Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures under the cautionary statement for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number        Description of Exhibit

27                    Financial Data Schedule.


(b) The Company filed no reports on Form 8-K for the three months ended September 30, 1998.

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

                      Date:  November 6, 1998

Exhibits Index



Exhibit Number        Description of Exhibit

27                    Financial Data Schedule.