Form 10-K405
period 1998-12-31
IRONTON IRON INC
filed 1999-03-31
CIK 771176

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 15, 1999 none of the registrant's common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. Twenty three thousand shares of the registrant's common stock were outstanding as of March 15, 1999.

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

In July 1984, Ironton Iron, Inc. (the "Company") was incorporated under the laws of the State of Ohio. The Company operates a foundry in Ironton, Ohio that manufactures ductile iron castings for the transportation industry.

In October 1988, Intermet Foundries, Inc. ("IFI"), a Georgia corporation and wholly-owned subsidiary of Intermet Corporation ("Intermet"), acquired through a recapitalization, all of the outstanding common stock of the Company. In connection with the recapitalization, IFI paid $2 million for newly issued common stock of the Company and refinanced approximately $2.1 million of the Company's debt. Also, the Company issued a new class of Series A Cumulative Preferred Stock to the former holders of the Company's common stock in exchange for all of their common shares. On March 31, 1996, IFI was merged into Intermet.

The Company has sustained operating losses since it was acquired in 1988 with the exception of 1995, when it generated net income of $793,000. As of December 31, 1998, the Company had incurred cumulative losses of approximately $86.1 million. The cash consumed in operating and investing activities has been fully funded by advances from Intermet. The Company's financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued financial support through intercompany cash advances.

PRODUCTS, MARKETS AND SALES

The Company markets its products principally to original equipment manufacturers and their suppliers in the automotive industry. The following table sets forth information regarding sales by the Company:


                                             % of total net sales
                                            year ended December 31,
                                    --------------------------------------
                                        1998         1997         1996
                                        ----         ----         ----
               Automotive                84%          82%          80%
               Rail Car                  12           12           10
               Other                      4            6           10


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

The major customers of the Company during 1998, 1997 and 1996 were as follows:


                                                           % of total Company net sales
                                                             year ended December 31,
                                                     -----------------------------------------
                                                          1998          1997         1996
                                                          ----          ----         ----
               Dana                                         40%          30%           29%
               General Products Delaware Corp.              29           28            24
               DaimlerChrysler                               6           12            11
               Ford                                          5            5            12


The sales to General Products Delaware Corporation ("General Products") are under the terms of a purchase order issued by Ford. Intermet, through a subsidiary purchased in December 1996, owns a 35% interest in General Products, a machining and assembly company with operations in Michigan and Indiana.

The loss of any of these customers or a substantial reduction in their purchases from the Company would have a material adverse effect upon the Company unless the work was replaced by sales to other customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DESIGN, MANUFACTURING AND MACHINING

The Company produces ductile iron castings. Ductile iron, which is produced by removing sulfur from molten iron and adding magnesium and other alloys, has greater strength and elasticity than the more widely used gray iron, and its use as a higher-strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. In 1998, the Company introduced enhanced compacted graphite as an alternative to gray and ductile iron. Enhanced compacted graphite possesses some of the more attractive properties of both gray and ductile iron, in that it is very easily machined like gray iron with strength characteristics approaching that of ductile iron. The Company's castings range in size from products weighing approximately six pounds to castings weighing 100 pounds.

The manufacturing process involves melting steel scrap and pig iron in a gas and coke-fired cupola furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds, and the molds are broken and removed.

The Company shipped approximately 58,000 tons, 56,000 tons and 58,000 tons during 1998, 1997 and 1996 respectively.

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

RAW MATERIALS

The primary raw material the Company uses to manufacture iron castings is steel scrap. The Company has no long-term contractual commitments with any steel scrap supplier, and does not anticipate any difficulties in obtaining scrap because of the large number of suppliers and because of Intermet's position as a major purchaser. Scrap was obtained from a variety of sources during the three years ended December 31, 1998. Competitive prices are assured through discussions with various suppliers of steel scrap. The cost of steel scrap is subject to fluctuations, but the Company has implemented arrangements with many of its customers for adjusting its castings prices to reflect those fluctuations. The Company can generally adjust its castings prices to reflect such cost fluctuations.

Various alloys that are added to scrap steel in the manufacturing process have been in short supply from time to time, resulting in price increases. The Company has always been able to purchase necessary alloys; alternative alloys may be substituted in some cases.

The Company benefits from the contractual arrangements of Intermet and its suppliers, which expire at various times through 2002, for the purchase of various materials other than steel scrap used in or during the manufacturing process. Although these contracts and Intermet's overall level of purchases provide some protection against price increases, in most cases neither the Company nor Intermet has specific arrangements in place to adjust its casting prices for fluctuations in the price of alloys and other materials.

CYCLICALITY AND SEASONALITY

Most of the Company's products are generally not affected by year-to-year automotive style changes. However, the cyclical nature of the automotive industry has affected the Company's sales and earnings during periods of slow economic growth or recession. The Company's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by domestic automobile manufacturers for vacations and model changeovers.

BACKLOG

Most of the Company's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. The lead-time and cost of commencing production of a particular casting tend to inhibit transfer of production from one foundry to another. Customers typically issue releases and shipping schedules on a monthly basis. The Company's backlog at any given time therefore consists only of the orders that have been released for shipment.

COMPETITION

The Company competes with many other foundries, including others owned by Intermet, both in the United States and Europe. Some of these foundries are owned by major users of iron castings, and a number of foundry operators have, or are subsidiaries of companies which have, greater financial resources than the Company. For example, the three largest automobile manufacturers in North America, two of which are among the Company's largest customers, operate their own foundries. However, they also purchase castings from the Company and others, and there is a trend toward increased outsourcing by the domestic original equipment manufacturers. Castings produced by the Company also compete to some degree with malleable iron castings, other metal castings and steel forgings.

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

The Company also has recurring costs related to environmental matters, particularly the management and disposition of waste (principally non-hazardous) generated as part of ongoing operations. In 1998, 1997 and 1996 such costs totaled approximately $1.9 million, $1.3 million and $2.5 million, respectively. Although the Company continues to take various steps to control environmental costs, they may increase in the future. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.3 million in 1997, $0.7 million in 1996 and $0.4 million in 1995.

In addition to these recurring and anticipated expenditures, the 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Company. Until final regulations implementing these amendments have been adopted by federal and state governments, it is not possible to estimate such costs.

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

EMPLOYEES

As of February 28, 1999, the Company employed 513 members of the local bargaining unit, United Steelworkers of America, and 79 salaried employees. The current bargaining agreement expires January 31, 2000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 1998 fiscal year.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock or Series A Cumulative Preferred Stock. As of March 15, 1999 none of the registrant's common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,390 holders of record of the Company's Series A Cumulative Preferred Stock and Intermet was the sole holder of the Company's common stock. The Company did not sell unregistered securities within the past three years.

The Company has paid no dividends on its common stock or Series A Preferred Stock since its organization. Because the Company has had cumulative operating losses since its organization, it is unlikely that it will pay dividends in 1999 on its outstanding common stock or Series A Cumulative Preferred Stock.

ITEM 6.    SELECTED FINANCIAL DATA


                                                    Ironton Iron, Inc.
                                            Selected Historical Financial Data
                                                 (in thousands of dollars)

                                                               1998           1997          1996          1995         1994
                                                               ----           ----          ----          ----         ----
Net sales                                                   $ 55,192      $ 51,305     $  54,497      $ 74,746    $ 76,315
Operating (loss)/profit                                       (9,774)       (6,508)       (6,007)        2,138      (6,186)
Net (loss)/profit before cumulative effect of
accounting change (c)                                        (10,531)       (7,016)       (6,505)          793      (8,730)
Cumulative effect of accounting change (b)                       290            --            --            --          --
Net (loss)/profit (c)                                        (10,241)       (7,016)       (6,505)          793      (8,730)
Net (loss)/profit per common share                                (a)           (a)           (a)           (a)         (a)
Weighted average common shares outstanding                        (a)           (a)           (a)           (a)         (a)

Working capital                                               $5,684        $3,409          $627        $3,626      $2,370
Property, plant and equipment, net                            15,843        16,095        16,893        19,160      20,353
Total assets                                                  27,317        24,366        23,597        28,041      31,416
Long-term liabilities                                         52,570        40,309        31,302        30,078      37,002
Redeemable preferred stock                                     3,506         3,388         3,272         3,155       3,038
Shareholders' deficiency                                     (34,534)      (24,176)      (17,043)      (10,421)    (17,097)
Cash dividends declared                                           --            --            --            --          --


(a) On October 31, 1988 IFI became the sole shareholder of the Company's common stock. On March 31, 1996, IFI was merged into Intermet, thus making Intermet the sole shareholder of the Company's common stock. As a result, common share data is not presented because it is no longer meaningful.
(b) Effective January 1, 1998, the Company changed its method of accounting for spare parts used in its equipment. Proforma results for prior years would not have been materially different from historical results had this new method been employed at that time.
(c) On February 1, 1997, the Company reevaluated the service lives of certain fixed assets. This change in accounting estimate decreased depreciation expense by $82,000 per month.

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

RESULTS OF OPERATIONS

1998 Compared to 1997
---------------------

Sales in 1998 were $55.2 million compared to 1997 sales of $51.3 million, an increase of 7.6%. This increase relates to new business, primarily with Dana Corporation, and increases in existing business. The Company launched the enhanced compacted graphite bedplate on the dry sand process line in June 1998. This new business is expected to provide additional volume for the Company. This new business has not fully replaced that of the Ford F-150 I-beam, the phase-out of which began in the fourth quarter 1995 following a model change. The Company continues to evaluate alternatives to improve profitability as it is currently operating below breakeven levels due to less than optimal manufacturing performance which, in turn, caused under-utilization of capacity.

Gross profit decreased to a negative $8.1 million in 1998 from a negative $4.8 million in 1997. Beginning in the second quarter of 1998 and continuing through the end of the year, the Company experienced and continues to experience various operational difficulties. The Company had a fire in July, which led to the need to run operations in over-time in order to meet customer demand. In addition, there were costs associated with the launch and production ramp-up of its newest product.

Operating expenses in 1998 and 1997 were $1.7 million each.

Interest expense for the years ended December 31, 1998 and 1997 was $0.8 million and $0.5 million, respectively. Intermet charges the Company for interest based on specific working capital account balances. Because these balances were higher for 1998 than 1997, interest expense for 1998 was higher than for 1997.

Intermet files a consolidated federal income tax return that includes the Company. The Company's income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has incurred significant operating losses since its inception and has reserved its net operating loss carryforwards. As such, the Company has zero tax benefit recorded for the years ended December 31, 1998 and 1997.

As a result of the continued low sales volume and operational performance, the Company incurred a loss of $10.2 million in 1998. Included in the loss is net income of $290,000, which results from a change in the method of accounting for spare parts used in the Company's equipment.

1997 Compared to 1996
---------------------

Sales in 1997 were $51.3 million compared to 1996 sales of $54.5 million The decline in sales was primarily due to the phase out of the Ford F-150 I-Beam program without replacement.

Gross profit decreased to a negative $4.8 million in 1997 from a negative $3.6 million in 1996. This decrease occurred as a result of the underutilized capacity caused by the volume decline.

Operating expenses in 1997 were $1.7 million, a decrease of $0.7 million from 1996. Corporate charges have declined because of the decrease in sales from the prior year.

Interest expense for the years ended December 31, 1997 and 1996 was $0.5 million each.

The Company's income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has incurred significant operating losses since its inception and has reserved its net operating loss carryforwards. As such, the Company has zero tax benefit recorded for the years ended December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, net cash used in operating activities was $9.8 million. Depreciation and amortization expense was $2.7 million. Working capital increased approximately $2.3 million to a balance of $5.7 million at December 31, 1998. This relates primarily to an increase in accounts receivable of $2.8 million. This is due in part to the fact that sales at the end of 1998 were higher than at the end of 1997. Additions to property, plant and equipment were $2.8 million during the year ended December 31, 1998. The cash consumed in operating and investing activities was fully funded by advances from Intermet. The Company's financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued financial support through intercompany cash advances. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $86.1 million.

Prior to its acquisition by IFI, which was subsequently merged into Intermet, the Company was in violation of certain loan agreements and had exhausted all available sources of capital. Much of the Company's debt was refinanced by IFI after it purchased the Company. Intermet and IFI have continued to provide financial support to the Company by funding operating losses, working capital increases and capital expenditures since the acquisition. During 1995 and 1994, $6 million and $13 million, respectively, of the amount due to Intermet and IFI was converted to equity in order to reduce the Company's debt levels. Intermet intends to continue providing financial support to the Company. As such, the Company believes it has adequate resources to satisfy its current obligations due to non-affiliates.

The Company also incurs recurring costs to manage and dispose of waste (principally non-hazardous waste) generated as part of ongoing operations. In 1998, 1997 and 1996 such costs totaled approximately $1.9 million, $1.3 million and $2.5 million, respectively. Although the Company continues to take various steps to control these costs, they may increase in the future. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.3 million, $0.3 million and $0.7 million in 1998, 1997 and 1996, respectively.

At December 31, 1998, the Company had commitments to purchase operating equipment of approximately $0.4 million.

YEAR 2000

The Company has conducted an evaluation of its Informational Technology ("IT") and non-IT computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

The Company completed a Year 2000 readiness assessment of its business critical IT and non-IT systems. As a result of the assessment, the Company developed and implemented corrective action plans designed to address Year 2000 issues. The Company modified, upgraded and/or replaced the Company's critical administrative, production, and research and development computer systems, where necessary, to make them Year 2000 ready. The Company believes its critical systems are Year 2000 ready and will continue to test and monitor these systems for complete assurance.

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

Although the Company has a process in place to assess Year 2000 readiness on the part of its suppliers, the Company considers the most reasonably likely worst case scenario is that one or more of the Company's suppliers might encounter a Year 2000 problem and be unable to supply materials. If this was to occur and the Company could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. However, it is highly unlikely that the Company could not obtain the same materials from another vendor. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company's facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

The Company is developing contingency plans that are intended to avoid or mitigate the risks that key suppliers might not achieve Year 2000 readiness in time to avoid disruption of the Company's operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk exposures are considered immaterial to the Company's financial position, results of operations and cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the report of independent auditors identified in
Item 14(a) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 15, 1999, the directors and executive officers of the Company, their respective ages, positions, date of election and principal occupations were as follows:


Name (Age)                    Principal Position(s)
----------                    ---------------------

John Doddridge (58)           Director

C. James Peterson (51)        President, Chief Executive Officer and Director

Doretha J. Christoph (49)     Vice President, Secretary, Treasurer and Director

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

Ms. Christoph was named Vice President, Secretary and Director in January of 1997 and has been Treasurer of the Company since June 1995. Ms. Christoph became Vice President - Finance of Intermet in June 1995. In addition, she was named Chief Financial Officer and Treasurer of Intermet in April 1996 and Secretary in January 1997. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

There are no family relationships between or among any of the officers and directors of the Company.

The term of office for each director commences with his or her election and continues until the next annual meeting of shareholders or until his or her successor is elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI (and subsequently by Intermet). See Note 1 to the Financial Statements included elsewhere herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 1999, none of the officers or directors of the Company beneficially owned any of the Company's common stock, the only class of voting securities of the Company. As of that date, Intermet Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of the Company's common stock (100% of the class).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 7 to the Financial Statements included elsewhere herein.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a)

(a)  1.   Financial Statements

     The following financial statements of the Company are incorporated by reference into Item 8 of this Report:

     -    Report of Independent Auditors
     -    Balance Sheets at December 31, 1998 and 1997
     - Statements of Operations for the years ended December 31, 1998, 1997 and 1996
     -    Statements of Shareholders' Deficiency for the years ended
          December 31, 1998, 1997 and 1996
     - Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
     -    Notes to Financial Statements

     2.   Financial Statement Schedules

     The following financial statement schedules for the Company are included in
Item 14(d):

     -    Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits

     The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number      Description of Exhibit
3.1                 Articles of Incorporation of Ironton Iron, Inc., as
                    amended (included as Exhibit 3.1 and 4 to the Company's
                    Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

3.2 Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.1 Master Note and Continuing Guaranty, dated September 29, 1997, by and among Intermet Corporation, Lynchburg Foundry Company, Ironton Iron, Inc., Northern Castings Corporation, Intermet International, Inc., New River Castings Company and Bank of America National Trust and Savings Association and other subsidiaries or affiliates of BankAmerica Corporation (included as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the 1997 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.2                 Third Amended and Restated Credit Agreement, dated
                    November 14, 1996, by and among Intermet Corporation, SunTrust Bank, Atlanta (formerly known as Trust Company
                    Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to the Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.3 Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to the Intermet's Form 10-K for the year ended December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.4                 Master Assignment and Acceptance Agreement dated
                    December 9, 1996, by and among Intermet Corporation and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.4                 Amended and Restated Note Agreement, dated March 21,
                    1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1                Ironton Iron, Inc. Retirement Plan, as amended (included as
                    Exhibit 10.1 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

18 Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment. (Included as Exhibit 18 to the Company's Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028, previously filed with the commission and incorporated herein by reference.)


24 Power of Attorney is included on the signature pages of this Report.

27                  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K for the fourth quarter of 1998.

(c)  The Company has filed as exhibits to this report those exhibits required by
     Item 601 of Regulation S-K.

(d) The Company has filed as financial statement schedules to this report those financial statement schedules required by Regulation S-X, which are excluded from the Company's financial statements by Rule 14a-3(b).

     -    Schedule II - Valuation and Qualifying Accounts

     The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

                               Ironton Iron, Inc.

                                   Schedule II

                        Valuation and Qualifying Accounts


                                                                               Additions
                                                                    ---------------------------------
                                                     Balance at       Charged to                                         Balance at
                                                    Beginning of      Costs and        Charged to                          End of
Description                                            Period          Expenses      Other Accounts   Deductions           Period
-----------                                         ------------      ----------     --------------   ----------         ----------
                                                                             (in thousands of dollars)
Year ended December 31, 1998:
Allowance for returns and doubtful accounts (a)       $   602           ($190)(b)      $   -            $    -            $   412
Inventory reserve (d)                                      35              45              -                 -                 80
Deferred tax asset valuation allowance                 25,634               -              -             3,590(c)          29,224

Year ended December 31, 1997:
Allowance for returns and doubtful accounts (a)           300             302 (b)          -                                  602
Inventory reserve (d)                                      35               -              -                 -                 35
Deferred tax asset valuation allowance                 22,758               -              -             2,876(c)          25,634

Year ended December 31, 1996:
Allowance for returns and doubtful accounts (a)           687            (387)(b)          -                 -                300
Inventory reserve (d)                                       -              35              -                 -                 35
Deferred tax asset valuation allowance                 20,860               -              -             1,898(c)          22,758


(a)  Reflected as reduction of trade accounts receivable on balance sheet.

(b) Net effect of amounts charged to expense less actual returns and write-offs.

(c) Increase in certain deferred tax assets due to operating loss carryforwards.

(d)  Reflected as reduction of inventory on the balance sheet.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                 Page
                                                                 ----
Report of Independent Auditors                                   F-1

Balance Sheets at December 31, 1998 and 1997                     F-2

Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                 F-4

Statements of Shareholders' Deficiency for the years ended
December 31, 1998, 1997 and 1996                                 F-5

Statements of Cash Flows for the years ended
December 31, 1998, 1997 and  1996                                F-6

Notes to Financial Statements                                    F-7

                         Report of Independent Auditors




The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying balance sheets of Ironton Iron, Inc. (a wholly-owned subsidiary of Intermet Corporation) as of December 31, 1998 and 1997 and the related statements of operations, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironton Iron, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1998 the Company changed its method of accounting for spare parts used in its equipment.



/s/ Ernst & Young LLP

Detroit, Michigan
January 28, 1999

                               Ironton Iron, Inc.

                                 Balance Sheets


                                                                                    December 31,
                                                                              1998               1997
                                                                            --------           --------
                                                                                  (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                $    13             $    21
   Accounts receivable:
     Trade, less allowance of $412 and $602 in 1998
       and 1997, respectively                                                 7,908               5,255
     Other                                                                      410                 262
   Inventories                                                                3,026               2,578
   Other current assets                                                         102                 137
                                                                            -------             -------
Total current assets                                                         11,459               8,253

Property, plant and equipment, cost:
   Land                                                                         295                 295
   Buildings and improvements                                                 5,858               5,360
   Machinery and equipment                                                   29,749              28,670
   Construction in progress                                                   2,159               1,548
                                                                            -------             -------
                                                                             38,061              35,873
   Less accumulated depreciation and amortization                            22,218              19,778
                                                                            -------             -------
Net property, plant and equipment                                            15,843              16,095

Other noncurrent assets                                                          15                  18
                                                                            -------             -------
                                                                            $27,317             $24,366
                                                                            =======             =======

                               Ironton Iron, Inc.

                                 Balance Sheets



                                                                                    December 31,
                                                                              1998               1997
                                                                            --------           --------
                                                                                  (in thousands)
Liabilities and shareholders' deficiency
Current liabilities:
   Accounts payable                                                          $  4,020           $  2,781
   Accrued wages and benefits                                                     858              1,093
   Accrued workers' compensation                                                  375                597
   Other accrued liabilities                                                      522                373
                                                                             --------           --------
Total current liabilities                                                       5,775              4,844

Due to affiliates                                                              52,570             40,309

Redeemable preferred stock, $200 par value,
   20,000 shares authorized; 11,685 shares issued                               3,506              3,389


Shareholders' deficiency:
   Common stock, no par value, 25,000 shares authorized;
     23,000 shares issued and outstanding                                       2,000              2,000
   Additional paid-in capital                                                  49,523             49,523
   Accumulated deficit                                                        (86,057)           (75,699)
                                                                             --------           --------
Shareholders' deficiency                                                      (34,534)           (24,176)
                                                                             ========           ========
                                                                             $ 27,317           $ 24,366
                                                                             ========           ========



See accompanying notes

                               Ironton Iron, Inc.

                            Statements of Operations


                                                                              Year ended December 31,
                                                                      1998              1997              1996
                                                                    --------           -------           -------
                                                                                  (in thousands)

Net sales                                                           $ 55,192           $51,305           $54,497
Cost of sales                                                         63,286            56,116            58,117
                                                                    --------           -------           -------

Gross profit                                                          (8,094)           (4,811)           (3,620)

Operating expense:
   Corporate charges from parent                                       1,680             1,697             2,387
                                                                    --------           -------           -------

Operating loss                                                        (9,774)           (6,508)           (6,007)
Interest expense                                                        (757)             (508)             (498)
                                                                    --------           -------           -------

Loss before income taxes and cumulative effect
   of accounting change                                               (10,531)          (7,016)           (6,505)
Provision for income taxes                                                 -                 -                 -
                                                                    ---------          --------           -------

Loss before cumulative effect of accounting change                   (10,531)           (7,016)           (6,505)
Cumulative effect of accounting change                                   290                 -                 -

                                                                    ========           =======           =======
Net loss                                                            ($10,241)          ($7,016)          ($6,505)
                                                                    ========           =======           =======



See accompanying notes.

                               Ironton Iron, Inc.

                     Statements of Shareholders' Deficiency

                                                              Additional
                                             Common            Paid-In           Accumulated          Shareholders'
                                              Stock            Capital             Deficit              Deficiency
                                             ------            -------            --------            -------------
                                                         (in thousands of dollars, except per share data)

Balance at January 1, 1996                   $2,000            $49,523            ($61,944)             ($10,421)
   Accrued dividends on
     Redeemable preferred stock
     ($10 per share)                              -                  -                (117)                 (117)
   Net loss                                       -                  -              (6,505)               (6,505)
                                             ------            -------            --------              --------
Balance at December 31, 1996                  2,000             49,523             (68,566)              (17,043)
   Accrued dividends on
     redeemable preferred stock
     ($10 per share)                              -                  -                (117)                 (117)
   Net loss                                       -                  -              (7,016)               (7,016)
                                             ------            -------            --------              --------
Balance at December 31, 1997                  2,000             49,523             (75,699)              (24,176)
   Accrued dividends on
     redeemable preferred stock
     ($10 per share)                              -                  -                (117)                 (117)
   Net loss                                       -                  -             (10,241)              (10,241)
                                             ======            =======            ========              ========
Balance at December 31, 1998                 $2,000            $49,523            ($86,057)             ($34,534)
                                             ======            =======            ========              =========




See accompanying notes.

                               Ironton Iron, Inc.

                            Statements of Cash Flows

                                                                             Year ended December 31,
                                                                      1998              1997              1996
                                                                    --------           -------           -------
                                                                                  (in thousands)
Operating activities:
Net loss                                                            ($10,241)          ($7,016)          ($6,505)
Adjustments to reconcile net loss to cash (used in)
   provided by operating activities:
   Depreciation and amortization                                       2,725             2,709             3,610
   Loss on disposal of fixed assets                                        -                 -               420
   Cumulative effect of accounting change                               (290)                -                 -
   Changes in operating assets and liabilities:
     Accounts receivable                                              (2,801)           (1,224)            2,465
     Inventories                                                        (158)             (295)             (518)
     Accounts payable and accrued liabilities                            931            (1,222)              837
     Other assets and liabilities                                         35               (73)              (22)
                                                                    --------           -------           -------
Net cash (used in) provided by operating activities                   (9,799)           (7,121)              287

Investing activities:
   Additions to property, plant and equipment                         (2,810)           (1,549)           (1,748)
   Other                                                                 (15)              (14)                -
                                                                    --------           -------           -------
Net cash used in investing activities                                 (2,825)           (1,563)           (1,748)

Financing activities:
   Increase in due to affiliates                                      12,616             8,652             1,224
                                                                    --------           -------           -------
Net cash provided by financing activities                             12,616             8,652             1,224
                                                                    --------           -------           -------

Net decrease in cash and cash equivalents                                 (8)              (32)             (237)

Cash and cash equivalents at beginning of year                            21                53               290
                                                                    --------           -------           -------

Cash and cash equivalents at end of year                            $     13           $    21           $    53
                                                                    ========           =======           =======



See accompanying notes.

                               Ironton Iron, Inc.

                          Notes to Financial Statements

                  Years ended December 31, 1998, 1997 and 1996


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements, presented in conformity with generally accepted accounting principles ("GAAP"), include all the accounts of Ironton Iron, Inc. (the "Company").

Description of Business

Ironton Iron, Inc. (the "Company") is engaged in the production and sale of ductile iron castings, primarily for the automotive industry. The Company was a wholly owned subsidiary of Intermet Foundries, Inc. ("IFI"), a wholly-owned subsidiary of Intermet Corporation ("Intermet"). In March 1996, IFI was merged into Intermet and the Company became a wholly-owned subsidiary of Intermet thereafter. The Company has transactions with Intermet as described in Note 7.

The Company is a single operating unit with essentially one production process. Virtually all sales are made to one geographic area (United States). Thus, the Company has only one segment. The Company has no items of other comprehensive income. Thus, the Company's comprehensive losses for each of the three years ended December 31, 1998 are the same as the losses reported in the statements of operations.

The Company has incurred significant operating losses since its inception. Intermet has provided financial support by funding losses, capital expenditures and working capital increases. The Company remains dependent on Intermet and Intermet intends to continue providing financial support through intercompany cash advances.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts previously reported in the 1997 financial statements and notes thereto have been reclassified to conform to the 1998 presentation.

Revenue Recognition

The Company recognizes revenue upon shipment of products.

Loss Per Common Share

Intermet is the sole shareholder of the Company's common stock. As a result, loss per share data is not presented since it is not meaningful.

                               Ironton Iron, Inc.

1.   Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

All short-term investments with original maturities of less than 90 days are deemed to be cash equivalents for purposes of the statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market. Raw material and supplies are valued on a weighted average cost basis. Work in process and finished goods inventories are valued at standard costs that approximate actual costs determined on a first-in, first-out basis. The specific identification method is used for patterns.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair values.

2.   Inventory Change in Accounting Method

Effective January 1, 1998, the Company changed its method of accounting for spare parts used in its equipment. Previously, the Company expensed these parts in the period during which they were purchased but will now inventory the parts and charge them to expense in the period in which they are used. This method is consistent with prevailing industry practice, as well as with the policy followed by Intermet's other foundry subsidiaries. In management's opinion, this method of accounting results in better matching of costs and related revenues. The cumulative effect of this change decreases the net loss $290,000 for the year ended December 31, 1998. Proforma results for the years ended December 31, 1997 and 1996 would not have been materially different from historical results had this new method been employed at that time.

                               Ironton Iron, Inc.

3.   Inventories

Inventories consist of the following (in thousands of dollars):


                                                1998             1997
                                               ------           ------
      Finished goods                              $40              $64
      Work in process                             366              376
      Raw materials                               686              554
      Supplies and patterns                     1,934            1,584
                                               ------           ------
      Totals                                   $3,026           $2,578
                                               ======           ======


4.   Redeemable Preferred Stock

IFI acquired all of the common stock of the Company in October 1988. As part of this transaction, the existing preferred stock of the Company was canceled and the previous common stockholders of the Company received an equivalent number of shares of the Company's new 5% cumulative preferred stock with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be retired at par value from net income, if available, in four annual installments beginning in 1993. However, no shares have been retired and no dividends have been paid to date since the Company has incurred a cumulative net loss since 1988. Accrued but unpaid dividends on the preferred stock totaled $1,169,000 and $1,052,000 at December 31, 1998 and 1997, respectively.

5.   Retirement Plans and Benefits

Intermet has an Employee Stock Ownership Plan for certain of its United States employees who are not covered by collective bargaining agreements, including employees of the Company. The plan requires contributions equal to 3% of the annual compensation of the plan participants. Intermet may, at its discretion, make additional contributions within specified limits. Intermet also has a defined contribution plan for domestic salaried employees, including employees of the Company. Intermet and its subsidiaries make contributions equal to 2% of the annual compensation of participants. Participants are also allowed to make contributions to the plan, on a pre-tax basis, of up to 15% of their annual compensation. Intermet and its subsidiaries match 50% of participant's contributions, up to a specified limit. The Company accrued contributions to the two plans of $229,000, $189,000 and $217,000 in 1998, 1997 and 1996,
respectively.

The Company has also established a defined contribution plan for hourly employees. Contributions to the plan are based on hours worked by each employee and totaled $288,000, $252,000 and $202,000 in 1998, 1997 and 1996,
respectively. The plan also allows employees to make contributions, on a pre-tax basis, of up to 15% of their compensation.

Intermet provides health care and life insurance benefits to certain retired salaried employees and their dependents, including employees of the Company. Costs for these benefits are incurred by Intermet and are not allocated back to the Company. Certain salaried employees can become eligible for retiree health care benefits at age 55 depending on years of service. Retirees receive substantially the same benefits as active employees. The medical plan generally pays 80% of most medical expenses, less deductible amounts, with employees contributing to the cost of dependent coverage. Coverage converts to a Medicare supplement at age 65.

                               Ironton Iron, Inc.

6.   Income Taxes

Intermet files a consolidated federal income tax return that includes the Company. The Company's income tax provisions are calculated and reported as if the Company filed a separate federal income tax return.

The provision for income taxes differs from the amount computed using the statutory U.S. federal income tax rate for the following reasons (in thousands of dollars):


                                                                   Year ended December 31,
                                                            1998              1997              1996
                                                          -------           -------           -------
     Provision for income taxes at U.S.
       statutory rate                                     ($3,686)          ($2,456)          ($2,277)
     Change in deferred valuation allowance                 3,590             2,876             1,898
     Other                                                     96              (420)              379
                                                          -------           -------           -------
     Totals                                                $    -            $    -            $    -
                                                          =======           =======           =======

The tax effects of the types of temporary differences and loss carryforwards that give rise to deferred tax assets (liabilities) at December 31, 1998 and 1997 are as follows (in thousands of dollars):


                                                         1998             1997
                                                        -------          -------

     Losses after IFI acquisition                       $28,008          $24,118
     Losses before IFI acquisition                        1,975            1,975
     Other temporary differences                            503              668
                                                        -------          -------
     Gross deferred tax assets                           30,486           26,761
     Valuation allowance                                (29,224)         (25,634)
                                                        -------          -------
                                                          1,262            1,127
     Depreciation                                        (1,262)          (1,127)
                                                        =======          =======
     Totals                                             $     -          $     -
                                                        =======          =======

There are certain limitations on the use of the loss carryforwards generated prior to the Company's acquisition by IFI. These loss carryforwards expire as follows: $1,354,000 in 2001 and $621,000 in 2002.

The loss carryforwards generated after the acquisition by IFI on October 31, 1988 result from calculating the Company's income tax provision on a separate tax return basis. These losses have already been utilized by Intermet in its consolidated federal income tax return.

                               Ironton Iron, Inc.

7.   Related Party Transactions

Intermet incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including the Company. Amounts charged to each subsidiary by Intermet are a function of the subsidiary's sales and total assets. Intermet and the Company believe the resulting allocation to be reasonable.

Intermet and its subsidiaries are jointly and severally liable for any borrowings under the agreements described below.

Intermet has an unsecured revolving credit agreement with a bank group, which has been extended to January 1, 2000, and provides for loans up to $200,000,000 in the aggregate. Certain standby letters of credit reduce the borrowing limit. At December 31, 1998 such standby letters of credit totaled $4,959,279. The revolving credit agreement provides Intermet with several interest rate-pricing mechanisms ranging from 5.71% to 6.12% per annum at December 31, 1998. Intermet must also pay a fee, at a rate of 0.15% per annum, on any unused portion of the loan commitment. The revolving credit agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

Intermet has $20,000,000 outstanding under an unsecured term loan agreement with The Prudential Insurance Company of America. The note bears interest at a rate of 8.05% per annum, payable quarterly. Annual principal payments of $5,000,000 are required. The note agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

Intermet maintains various uncommitted bank lines of credit which are payable on demand. At December 31, 1998, Intermet's borrowings under the lines of credit totaled $1,000,000. Availability under these lines of credit at December 31, 1998 was $24,000,000. At December 31, 1997, Intermet's borrowings under the lines of credit totaled $5,000,000. Availability under these lines of credit at December 31, 1997 was $40,000,000. Interest is paid on a daily basis at a negotiated rate. At December 31, 1998, the interest rate was 7.25% per annum.

Intermet loans money to, or invests the excess cash of, each of its subsidiaries, including the Company, depending on the cash requirements of each subsidiary. Interest charged by Intermet to each of its subsidiaries is calculated monthly based on specific working capital account balances. Interest expense charged by Intermet totaled $757,000, $508,000, and $498,000 in 1998, 1997 and 1996, respectively, which the Company has not paid as of December 31, 1998.

                               Ironton Iron, Inc.

8.   Major Customers

Net sales to customers exceeding 10% of total net sales in any period were as follows (as a percentage of total net sales):


                                                         1998       1997        1996
                                                         ----       ----        ----
     Dana                                                40 %        30 %        29 %
     General Products Delaware Corporation               29          28          24
     DaimlerChrysler                                      6          12          11
     Ford                                                 5           5          12


Sales to General Products Delaware Corporation are under the terms of a purchase order issued by Ford. Intermet, through a subsidiary purchased in December 1996, owns a 35% interest in General Products Delaware Corporation.

9.   Commitments and Contingencies

At December 31, 1998, the Company had commitments to purchase operating equipment of approximately $432,000.

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case, which were paid in July 1997. The Company paid $272,103 in civil penalties in August 1997, which was fully accrued in 1995.

The Company has initiated preventive environmental projects to ensure the safe and lawful operation of its facility. There could exist, however, unknown environmental situations for which the future cost is not known.

The Company is also engaged in various legal proceedings and other matters incidental to its normal business activities. The Company does not believe any of these matters will have a material adverse effect on the Company's financial position or results of operations or cash flows.

10.  Changes in Accounting Estimates

The Company has a production line consisting of many fixed assets with differing useful lives, all depreciated using the straight-line method. On February 1, 1997, the Company reevaluated the service lives of substantially all of the fixed assets of this production line and extended them an additional three years. This change in accounting estimate decreases depreciation expense by $82,000 per month.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IRONTON IRON, INC.

                            By:  /s/ C. James Peterson
                                 ------------------------------
                                 C. James Peterson
                                 President, Chief Executive Officer and Director

                            Date:    March 30, 1999


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 30, 1999, by the following persons on behalf of the Company in the capacities indicated.


Signature                        Capacity

/s/ John Doddridge               Director
-----------------------------
John Doddridge

/s/ C. James Peterson            President, Chief Executive Officer and Director
-----------------------------
C. James Peterson

/s/ Doretha J. Christoph        Vice President, Secretary, Treasurer and
-----------------------------   Director (Principal Financial and Accounting
Doretha J. Christoph            Officer)

Exhibits Index


Exhibit Number      Description of Exhibit
3.1                 Articles of Incorporation of Ironton Iron, Inc., as amended
                    (included as Exhibit 3.1 and 4 to the Company's Annual
                    Report on Form 10-K for the 1988 fiscal year, file no.
                    0-17028, previously filed with the Commission and incorporated herein by reference).

3.2 Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.1 Master Note and Continuing Guaranty, dated September 29, 1997, by and among Intermet Corporation, Lynchburg Foundry Company, Ironton Iron, Inc., Northern Castings Corporation, Intermet International, Inc., New River Castings Company and Bank of America National Trust and Savings Association and other subsidiaries or affiliates of BankAmerica Corporation.

4.2                 Third Amended and Restated Credit Agreement, dated
                    November 14, 1996, by and among Intermet Corporation, SunTrust Bank, Atlanta (formerly known as Trust Company
                    Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to the Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.3 Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to the Intermet's Form 10-K for the year ended December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.4 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among Intermet Corporation and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.4                 Amended and Restated Note Agreement, dated March 21,
                    1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1                Ironton Iron, Inc. Retirement Plan, as amended (included as
                    Exhibit 10.1 to the Company's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

18 Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment. (Included as Exhibit 18 to the Company's Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028, previously filed with the commission and incorporated herein by reference.)

24 Power of Attorney is included on the signature pages of this Report.

27                  Financial Data Schedule