Form 10-Q
period 1999-03-31
IRONTON IRON INC
filed 1999-05-14
CIK 771176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 1999, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 1, 1999 there were 23,000 shares of Common Stock, no par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets


                                                           March 31,          December 31,
                                                              1999                1998
                                                          ------------      ---------------
                                                          (Unaudited)
                                                              (in thousands of dollars)
Assets
Current assets:
   Cash and cash equivalents                                 $    31             $    13
   Accounts receivable:
     Trade, less allowance for doubtful accounts of
       $44 in 1999 and $412 in 1998                            7,695               7,908
     Other                                                       269                 410
   Inventories                                                 3,625               3,026
   Other current assets                                           34                 102
                                                             -------             -------
Total current assets                                          11,654              11,459

Property, plant and equipment:
   Land                                                          295                 295
   Building and improvements                                   5,858               5,858
   Machinery and equipment                                    29,819              29,749
   Construction in progress                                    2,415               2,159
                                                             -------             -------
                                                              38,387              38,061

   Less accumulated depreciation                              22,886              22,218
                                                             -------             -------
Net property, plant and equipment                             15,501              15,843

Other noncurrent assets                                           15                  15
                                                             -------             -------
                                                             $27,170             $27,317
                                                             =======             =======

                               Ironton Iron, Inc.

                        Interim Condensed Balance Sheets

                                                          March 31,            December 31,
                                                           1999                   1998
                                                       --------------          -------------
                                                          (Unaudited)
                                                              (in thousands of dollars)
Liabilities and shareholders' deficiency
Current liabilities:
   Accounts payable                                     $  4,096                $  4,020
   Accrued wages and benefits                              1,067                     858
   Accrued workers' compensation                             373                     375
   Other accrued liabilities                                 469                     522
                                                        --------                --------
Total current liabilities                                  6,005                   5,775

Due to affiliates                                         55,428                  52,570

Redeemable preferred stock                                 3,536                   3,506

Shareholder's deficiency:
   Common stock                                            2,000                   2,000
   Additional paid-in capital                             49,523                  49,523
   Accumulated deficit                                   (89,322)                (86,057)
                                                        --------                --------

Shareholder's deficiency                                 (37,799)                (34,534)
                                                        --------                --------

                                                        $ 27,170                $ 27,317
                                                        ========                ========


See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Operations


                                                                  Three months ended
                                                         March 31,                 March 31,
                                                           1999                      1998
                                                      --------------            -------------
                                                                     (Unaudited)
                                                               (in thousands of dollars)

Net sales                                                $ 15,626                    $ 14,441
Cost of sales                                              18,310                      14,856
                                                         --------                    --------

Gross profit                                               (2,684)                       (415)

Operating income (expense):
   Corporate charges from parent                             (383)                       (420)
   Other operating income                                      --                         150
                                                         --------                    --------

Operating loss                                             (3,067)                       (685)

Interest expense                                              168                         170
                                                         --------                    --------

Loss before income taxes and cumulative effect
   of accounting change                                    (3,235)                       (855)
Provision for income taxes                                     --                          --
                                                         --------                    --------

Loss before cumulative effect of
   accounting change                                       (3,235)                       (855)
Cumulative effect of accounting change                         --                         290
                                                         --------                    --------
Net loss                                                 ($ 3,235)                   ($   565)
                                                         ========                    ========



See accompanying notes.

                               Ironton Iron, Inc.

                   Interim Condensed Statements of Cash Flows

                                                                  Three months ended
                                                        March 31, 1999      March 31, 1998
                                                        --------------      --------------
                                                                    (Unaudited)
                                                              (in thousands of dollars)
Operating activities:
Net loss                                                   ($3,235)             ($  565)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                               668                  661
   Cumulative effect of accounting change                       --                 (290)
   Changes in operating assets and liabilities:
     Accounts receivable                                       354               (2,023)
     Inventories                                              (599)                 335
     Accounts payable and accrued liabilities                  230                  374
     Other assets and liabilities                               68                   66
                                                           -------              -------
Net cash used in operating activities                       (2,514)              (1,442)

Investing activities:
   Additions to property, plant and equipment                 (326)                (573)
                                                           -------              -------
Net cash used in investing activities                         (326)                (573)

Financing activities:
   Increase in due to affiliates                             2,858                2,024
                                                           -------              -------
Net cash provided by financing activities                    2,858                2,024
                                                           -------              -------

Net increase in cash and cash equivalents                       18                    9

Cash and cash equivalents at beginning of period
                                                                13                   21
                                                           -------              -------

Cash and cash equivalents at end of period                 $    31              $    30
                                                           =======              =======



See accompanying notes.

                               Ironton Iron, Inc.

                 Notes to Interim Condensed Financial Statements

                           March 31, 1999 (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Inventories

Inventories consist of the following (in thousands of dollars):



                                                        March 31,        December 31,
                                                          1999              1998
                                                    --------------     --------------

            Finished goods                               $  101           $   40
            Work in process                                 572              366
            Raw materials                                   719              686
            Supplies and patterns                         2,233            1,934
                                                         ------           ------
                                                         $3,625           $3,026
                                                         ======           ======


Dependency on Parent

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

                               Ironton Iron, Inc.

                           March 31, 1999 (Unaudited)


2.   REPORTING FOR BUSINESS SEGMENTS

The Company is a single operating unit with essentially one product line. Virtually all sales are made to one geographic area (United States). Thus, the Company has only one segment.

3.   COMPREHENSIVE INCOME

The Company's comprehensive losses for the three months ended March 31, 1999 and 1998 are the same as the net losses reported, respectively.

FORWARD LOOKING STATEMENT

The following Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:


-      general economic conditions in the markets in which the Company operates

- fluctuations in worldwide or regional automobile and light and heavy truck production

-      labor disputes involving the Company or its significant customers

- changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems

-      interest rate fluctuations

-      commodity price fluctuations

- factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner, and

- changes in the level of financial support provided by Intermet to the Company

- other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not intend to update these forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

Operating activities used $2.5 million in the three months ended March 31, 1999. Depreciation and amortization expense was $0.7 million. Accounts receivable decreased $0.4 million from December 31, 1998 because, although March 1999's sales were greater than December 1998's, the Company enhanced its accounts receivable collection efforts. Additions to property, plant and equipment were $0.3 million during the three months ended March 31, 1999. The cash consumed in operating and investing activities was fully funded by advances from Intermet. The Company's financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued intercompany cash advances. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $89.3 million.

Material Changes in Results of Operations

Sales for the quarters ended March 31, 1999 and 1998 were $15.6 and $14.4 million, respectively. This increase relates to new business, primarily with Dana Corporation, and increases in existing business. The Company launched the enhanced compacted graphite bedplate on the dry sand process line in June 1998 and moved it to the spo line in the first quarter of 1999. This new business has and is expected to continue to provide additional volume for the Company. The Company continues to evaluate alternatives to improve profitability as it is currently operating below breakeven levels due to less than optimal manufacturing performance.

Gross profit as a percentage of sales for the first quarter of 1999 was negative 17.2% compared to a negative 2.9% for the first quarter of 1998. Beginning in the second quarter of 1998 and continuing through the first quarter of 1999, the Company experienced and continues to experience various labor and operational difficulties. In addition, there were costs associated with the launch and production ramp-up of its newest product.

Intermet files a consolidated federal income tax return that includes the Company. The Company's income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has incurred significant operating losses since its inception and has reserved its net operating loss carryforwards. As such, the Company has zero tax benefit recorded for the three-month periods ended March 31, 1999 and 1998.

As a result of the continued operational performance problems, the Company incurred a loss of $3.2 million in the first quarter of 1999.

Year 2000 Readiness Disclosure

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

The Company completed a Year 2000 readiness assessment of its business critical IT and non-IT systems. As a result of the assessment, the Company developed and implemented corrective action plans designed to address Year 2000 issues. The Company modified, upgraded and/or replaced the Company's critical administrative, production, and research and development computer systems, where necessary, to make them Year 2000 ready. The Company believes its critical systems are Year 2000 ready and will continue to test and monitor these systems for continued assurance. While the Company believes that its critical systems are Year 2000 compliant, it has non-critical systems that are not yet compliant. The Company is working to make these systems Year 2000 compliant before the end of the second quarter of 1999.

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

Although the Company has a process in place to assess Year 2000 readiness on the part of its suppliers, the Company considers the most reasonably likely worst case scenario is that one or more of the Company's suppliers might encounter a Year 2000 problem and be unable to supply materials. If this was to occur and the Company could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. However, it is likely that the Company could obtain the same materials from another vendor. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company's facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

The Company is developing contingency plans that are intended to avoid or mitigate the risks that key suppliers might not achieve Year 2000 readiness in time to avoid disruption of the Company's operations.

Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures under the cautionary statement for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included before Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk with regard to interest rate and commodity pricing. The Company has analyzed the effect of these risks on the balance sheet, results of operations and cash flows and it estimates that the impact would be immaterial.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings and other matters incidental to its normal business activities. The Company does not believe there are any pending or threatened legal proceedings to which it is a party, or to which any of its property is subject, that will have a material effect on its consolidated financial position, results of operations or liquidity taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


       Exhibit
       Number         Description of Exhibit
       -------        ----------------------

       27             Financial Data Schedule.


(b) The Company filed no reports on Form 8-K for the three months ended March 31, 1999.

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

                              Date:    May 14, 1999

Exhibits Index



Exhibit Number        Description of Exhibit
--------------        ----------------------

27                    Financial Data Schedule.