Form 10-Q
period 1999-06-30
IRONTON IRON INC
filed 1999-08-16
CIK 771176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

IRONTON IRON, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

(248) 952-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 1, 1999 there were 23,000 shares of Common Stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.

Interim Condensed Balance Sheets

	June 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)
Assets

Current assets:
Cash and cash equivalents	$57	$13

Accounts receivable:
Trade, less allowance for doubtful accounts of $298 in 1999 and $412 in 1998	7,437	7,908
Other	687	410
Inventories	3,366	3,026
Other current assets	7	102

Total current assets	11,554	11,459

Property, plant and equipment:
Land	295	295
Building and improvements	5,858	5,858
Machinery and equipment	30,746	29,749
Construction in progress	2,746	2,159

	39,645	38,061

Less accumulated depreciation	23,558	22,218

Net property, plant and equipment	16,087	15,843

Other noncurrent assets	426	15

	$28,067	$27,317

Ironton Iron, Inc.

Interim Condensed Balance Sheets

	June 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)
Liabilities and shareholders’ deficiency

Current liabilities:
Accounts payable	$4,059	$4,020
Accrued wages and benefits	1,008	858
Accrued workers’ compensation	358	375
Other accrued liabilities	450	522

Total current liabilities	5,875	5,775

Due to affiliates	60,859	52,570

Redeemable preferred stock	3,565	3,506

Shareholder’s deficiency:
Common stock	2,000	2,000
Additional paid-in capital	49,523	49,523
Accumulated deficit	(93,755)	(86,057)

Shareholder’s deficiency	(42,232)	(34,534)

	$28,067	$27,317

See accompanying notes.

Ironton Iron, Inc.

Interim Condensed Statements of Operations

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	1999	1998	1999	1998

	(Unaudited)
	(in thousands of dollars)

Net sales	$15,192	$13,494	$30,818	$27,935
Cost of sales	19,014	14,411	37,344	29,267

Gross profit	(3,822)	(917)	(6,526)	(1,332)

Operating income (expense):
Corporate charges from parent	(382)	(420)	(765)	(840)
Other operating income	—	129	—	279

Operating loss	(4,204)	(1,208)	(7,291)	(1,893)

Interest expense	180	190	348	360

Loss before income taxes and cumulative
effect of accounting change	(4,384)	(1,398)	(7,639)	(2,253)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of
accounting change	(4,384)	(1,398)	(7,639)	(2,253)
Cumulative effect of accounting change	—	—	—	290

Net loss	$(4,384)	$(1,398)	$(7,639)	$(1,963)

See accompanying notes.

Ironton Iron, Inc.

Interim Condensed Statements of Cash Flows

	Six months ended
	June 30,	June 30,
	1999	1998

	(Unaudited)
	(in thousands of dollars)

Operating activities:
Net loss	$(7,639)	$(1,963)
Adjustments to reconcile net loss to cash

used in operating activities:
Depreciation and amortization	1,385	1,342
Cumulative effect of accounting change	—	(290)

Changes in operating assets and liabilities:
Accounts receivable	194	(1,787)
Inventories	(340)	(387)
Accounts payable and accrued liabilities	100	201
Other assets and liabilities	95	61

Net cash used in operating activities	(6,205)	(2,823)

Investing activities:
Additions to property, plant and equipment	(1,584)	(864)
Other	(456)	—

Net cash used in investing activities	(2,040)	(864)

Financing activities:
Increase in due to affiliates	8,289	3,729

Net cash provided by financing activities	8,289	3,729

Net increase in cash and cash equivalents	44	42

Cash and cash equivalents at beginning of
period	13	21

Cash and cash equivalents at end of period	$57	$63

See accompanying notes.

Ironton Iron, Inc.

Notes to Interim Condensed Financial Statements

June 30, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton Iron, Inc. (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1998.

Inventories

Inventories consist of the following (in thousands of dollars):

	June 30,	December 31,
	1999	1998

Finished goods	$94	$40
Work in process	399	366
Raw materials	693	686
Supplies and patterns	2,180	1,934

	$3,366	$3,026

Dependency on Parent

The Company has incurred significant operating losses since its inception. Intermet Corporation (“Intermet”) has provided financial support by funding losses, capital expenditures and working capital increases. The Company remains dependent on Intermet and Intermet intends to continue providing financial support through intercompany cash advances.

Loss per Common Share

Because Intermet owns all common stock of the Company, no income or loss per common share information is included herein.

Ironton Iron, Inc.

Notes to Interim Condensed Financial Statements (continued)

June 30, 1999 (Unaudited)

2.  Reporting for Business Segments

The Company is a single operating unit with essentially one product line. Virtually all sales are made to one geographic area (United States). Thus, the Company has only one segment.

3.  Comprehensive Income

The Company’s comprehensive losses for the three and six months ended June 30, 1999 and 1998 are the same as the net losses reported, respectively.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which the Company operates
•	fluctuations in worldwide or regional automobile and light and heavy truck production
•	labor disputes involving the Company or its significant customers
•	changes in practices and/or policies of the Company’s significant customers toward outsourcing automotive components and systems
•	interest rate fluctuations
•	commodity price fluctuations
•	factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner
•	changes in the level of financial support provided by Intermet to the Company, and
•	other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company does not intend to update these forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

Operating activities used $6.2 million in the six months ended June 30, 1999 due primarily to the operating losses incurred during that period. Depreciation and amortization expense was $1.4 million. Accounts receivable decreased $0.2 million from December 31, 1998 because although June 1999’s sales were greater than December 1998’s, the Company enhanced its accounts receivable collection efforts. Additions to property, plant and equipment were $1.6 million during the six months ended June 30, 1999. The cash consumed in operating and investing activities was fully funded by advances from Intermet. The Company’s financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued intercompany cash advances. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $93.8 million.

Material Changes in Results of Operations

Sales for the quarters ended June 30, 1999 and 1998 were $15.2 and $13.5 million, respectively. Sales for the six months ended June 30, 1999 and 1998 were $30.8 and $27.9 million, respectively. The Company launched the enhanced compacted graphite bedplate on the dry sand process line in June 1998 and moved it to the SPO line in the first quarter of 1999. This new business has and is expected to continue to provide additional volume for the Company. The Company continues to evaluate alternatives to improve profitability as it is currently operating below breakeven levels due to less than optimal manufacturing and labor performance.

Gross profit as a percentage of sales for the second quarter of 1999 was negative 25.1% compared to a negative 6.8% for the second quarter of 1998. Gross profit as a percentage of sales for the six-month period ended June 30, 1999 was negative 21.2% compared to a negative 4.8% for the same period in 1998. Beginning in the second quarter of 1998 and continuing through the second quarter of 1999, the Company experienced and continues to experience various labor and operational difficulties. In addition, there were costs associated with the launch and production ramp-up of its newest product during the first quarter of 1999.

Intermet files a consolidated federal income tax return that includes the Company. The Company’s income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has incurred significant operating losses since its inception and has reserved its net operating loss carryforwards. As such, the Company has zero tax benefit recorded for the three and six-month periods ended June 30, 1999 and 1998.

As a result of the continued operational performance problems, the Company incurred losses of $4.4 million and $7.6 million for the three and six months ended June 30, 1999, respectively.

Year 2000 Readiness Disclosure

      The Company completed a Year 2000 readiness assessment of its business critical Informational Technology (“IT”) and non-IT systems. As a result of the assessment, the Company developed and implemented corrective action plans designed to address Year 2000 issues. The Company modified, upgraded and/or replaced the Company’s critical administrative, production, and research and development computer systems, where necessary, to make them Year 2000 ready. The Company believes its critical systems are Year 2000 ready and will continue to test and monitor these systems.

Because the Company’s operations depend on the uninterrupted flow of materials and services from its suppliers, the Company has requested and has been receiving and analyzing information from its suppliers with regard to their progress toward Year 2000 readiness. The Company intends to continue to monitor the progress of its key suppliers toward Year 2000 readiness.

The Company’s estimated pro-rata portion of Intermet’s cost for Year 2000 compliance is less than $150,000. It is possible that the actual cost of the Company’s Year 2000 readiness effort could exceed these estimates.

Although the Company has a process in place to assess Year 2000 readiness on the part of its suppliers, the Company considers the most reasonably likely worst case scenario is that one or more of the Company’s suppliers might encounter a Year 2000 problem and be unable to supply materials. If this was to occur and the Company could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. However, it is likely that the Company could obtain the same materials from another vendor. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company’s facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

The Company is developing contingency plans that are intended to avoid or mitigate the risks that key suppliers might not achieve Year 2000 readiness in time to avoid disruption of the Company’s operations. The Company expects to have its contingency plans in place by the end of September 1999.

Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with the Company’s disclosures under the cautionary statement for the purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995, included before Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to market risk with regard to interest rate and commodity pricing. The Company has analyzed the effect of these risks on the balance sheet, results of operations and cash flows and it anticipates that the impact will be immaterial.

PART II — OTHER INFORMATION
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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

As of April 15, 1999, Intermet, sole owner of the Company’s common stock, elected by written consent in lieu of the annual meeting of the shareholders of the Company, the following individuals to serve on the Board of Directors of the Company until the next annual meeting and until their successors are elected and qualified: John Doddridge, C. James Peterson and Doretha J. Christoph. Pursuant to the written consent, Intermet voted all 23,000 outstanding shares of the common stock of the Company in favor of this election.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

27	Financial Data Schedule.

(b)  The Company filed no reports on Form 8-K for the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ DORETHA J. CHRISTOPH

Doretha J. Christoph
Vice President, Secretary, Treasurer and
Director (Principal Financial and
Accounting Officer)

Date: August 13, 1999

Exhibits Index

Exhibit Number	Description of Exhibit

27	Financial Data Schedule.