Form 10-Q
period 1999-09-30
IRONTON IRON INC
filed 1999-11-15
CIK 771176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

IRONTON IRON, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

(248) 952-2500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     At November 12, 1999 there were 23,000 shares of Common Stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironton Iron, Inc.

Interim Condensed Balance Sheets

	September 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)

Assets

Current assets:

Cash and cash equivalents	$88	$13

Accounts receivable:

Trade, less allowance for doubtful accounts of $446 in 1999 and $412 in 1998	7,318	7,908

Other	665	410

Inventories	3,610	3,026

Other current assets	15	102

Total current assets	11,696	11,459

Property, plant and equipment:

Land	295	295

Building and improvements	5,959	5,858

Machinery and equipment	32,656	29,749

Construction in progress	1,029	2,159

	39,939	38,061

Less accumulated depreciation	24,273	22,218

Net property, plant and equipment	15,666	15,843

Other noncurrent assets	407	15

	$27,769	$27,317

Ironton Iron, Inc.

Interim Condensed Balance Sheets

	September 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)

Liabilities and shareholders’ deficiency

Current liabilities:

Accounts payable	$3,913	$4,020

Accrued wages and benefits	1,072	858

Accrued workers’ compensation	425	375

Other accrued liabilities	431	522

Total current liabilities	5,841	5,775

Due to affiliates	65,279	52,570

Redeemable preferred stock	3,594	3,506

Shareholders’ deficiency:

Common stock	2,000	2,000

Additional paid-in capital	49,523	49,523

Accumulated deficit	(98,468)	(86,057)

Shareholders’ deficiency	(46,945)	(34,534)

	$27,769	$27,317

See accompanying notes.

Ironton Iron, Inc.

Interim Condensed Statements of Operations

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	1999	1999	1999	1999

	(Unaudited)

	(in thousands of dollars)

Net sales	$13,939	$12,518	$44,757	$40,453

Cost of sales	18,083	15,589	55,427	44,856

Gross profit	(4,144)	(3,071)	(10,670)	(4,403)

Operating income (expense):

Corporate charges from parent	(383)	(420)	(1,148)	(1,260)

Other operating income	0	107	0	386

Operating loss	(4,527)	(3,384)	(11,818)	(5,277)

Interest expense	157	196	505	556

Loss before income taxes and cumulative effect of accounting change	(4,684)	(3,580)	(12,323)	(5,833)

Provision for income taxes	—	—	—	—

Loss before cumulative effect of accounting change	(4,684)	(3,580)	(12,323)	(5,833)

Cumulative effect of accounting change	—	—	—	290

Net loss	$(4,684)	$(3,580)	$(12,323)	$(5,543)

See accompanying notes.

Ironton Iron, Inc.

Interim Condensed Statements of Cash Flows

	Nine months ended

	September 30,	September 30,
	1999	1998

	(Unaudited)

	(in thousands of dollars)

Operating activities:

Net loss	$(12,323)	$(5,543)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	2,149	2,036

Cumulative effect of accounting change	—	(290)

Changes in operating assets and liabilities:

Accounts receivable	335	(887)

Inventories	(584)	(647)

Accounts payable and accrued liabilities	66	79

Other assets and liabilities	87	50

Net cash used in operating activities	(10,270)	(5,202)

Investing activities:

Additions to property, plant and equipment	(1,878)	(2,151)

Other	(486)	—

Net cash used in investing activities	(2,364)	(2,151)

Financing activities:

Increase in due to affiliates	12,709	7,410

Net cash provided by financing activities	12,709	7,410

Net increase in cash and cash equivalents	75	57

Cash and cash equivalents at beginning of period	13	21

Cash and cash equivalents at end of period	$88	$78

See accompanying notes.

Ironton Iron, Inc.

Notes to Interim Condensed Financial Statements
September 30, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed financial statements of Ironton Iron, Inc. (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1998.

Inventories

      Inventories consist of the following (in thousands of dollars):

	September 30,	December 31,
	1999	1998

Finished goods	$246	$40

Work in process	307	366

Raw materials	770	686

Supplies and patterns	2,287	1,934

	$3,610	$3,026

Dependency on Parent

      The Company has incurred significant operating losses since its inception. Intermet Corporation (“Intermet”), the Company’s parent, has provided financial support by funding losses, capital expenditures and working capital increases. The Company remains dependent on Intermet and Intermet intends to continue providing financial support, through intercompany cash advances, for the Company’s ongoing operations.

Loss per Common Share

      Because Intermet owns all common stock of the Company, no income or loss per common share information is included herein.

Ironton Iron, Inc.

Notes to Interim Condensed Financial Statements (continued)

September 30, 1999 (Unaudited)

2.  Reporting for Business Segments

      The Company is a single operating unit with essentially one product line. Virtually all sales are made to one geographic area (United States). Thus, the Company has only one reportable segment.

3.  Comprehensive Income

      The Company’s comprehensive losses for the three and nine months ended September 30, 1999 and 1998 are the same as the net losses reported, respectively.

4.  Subsequent Events

      On November 5, 1999, Intermet signed a five-year $300 million unsecured revolving credit agreement with a bank group. This agreement replaces the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. In addition, Intermet executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements. The revolving credit agreement provides Intermet with several interest rate-pricing mechanisms. Intermet must also pay a fee, at rates of 0.20% per annum and 0.175% per annum, on any unused portion of the $300 million and $100 million loan commitments, respectively. These revolving credit agreements require Intermet to maintain specified financial ratios and impose limitations on activities. The Company and other material subsidiaries of Intermet have jointly and severally guaranteed borrowings under these agreements.

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

Material Changes in Financial Condition

      Operating activities used $10.3 million in the nine months ended September 30, 1999 due primarily to the operating losses incurred during that period. Depreciation and amortization expense was $2.1 million. Accounts receivable decreased $0.3 million from December 31, 1998 because although June 1999’s sales were greater than December 1998’s, the Company enhanced its accounts receivable collection efforts. Additions to property, plant and equipment were $1.9 million during the nine months ended September 30, 1999. The cash consumed in operating and investing activities was fully funded by advances from Intermet. The Company’s financial condition has deteriorated since the fourth quarter of 1995 and the Company remains dependent on Intermet for continued intercompany cash advances. Cumulative losses since 1988, when the Company was acquired by Intermet, are approximately $98.5 million.

      On November 5, 1999, Intermet signed a five-year $300 million unsecured revolving credit agreement with a bank group. This agreement replaces the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. In addition, Intermet executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements. The Company and other material subsidiaries of Intermet have jointly and severally guaranteed borrowings under these agreements.

Material Changes in Results of Operations

      Sales for the quarters ended September 30, 1999 and 1998 were $13.9 and $12.5 million, respectively. Sales for the nine months ended September 30, 1999 and 1998 were $44.8 and $40.5 million, respectively. The Company launched the enhanced compacted graphite bedplate on the dry sand process line in June 1998 and moved it to the SPO line in the first quarter of 1999. This business has provided additional volume for the Company. The Company continues to evaluate alternatives to improve profitability as it is currently operating below breakeven levels due to less than optimal manufacturing and labor performance. Because of the Company’s continuing operational difficulties, customers representing a significant portion of the Company’s sales volumes have informed the Company that they have decided to place their business with alternative sources. A portion of this business has already ceased production and we anticipate that we may lose the remaining volume in 2000, which is expected to have a significant adverse impact on the Company.

      Gross profit as a percentage of sales for the third quarter of 1999 was negative 29.7% compared to a negative 24.5% for the third quarter of 1998. Gross profit as a percentage of sales for the nine-month period ended September 30, 1999 was negative 23.8% compared to a negative 10.9% for the same period in 1998. Beginning in the second quarter of 1998 and continuing through the third quarter of 1999, the Company experienced and continues to experience various labor and operational difficulties. In addition, there were costs associated with the launch and production ramp-up of its newest product during the first quarter of 1999.

      Intermet files a consolidated federal income tax return that includes the Company. The Company’s income tax provision is calculated and reported as if the Company filed a separate federal income tax return. The Company has incurred significant operating losses since its inception and has reserved its net operating loss carryforwards. As such, the Company has zero tax benefit recorded for the three and nine-month periods ended September 30, 1999 and 1998.

      As a result of the continued operational performance problems, the Company incurred losses of $4.7 million and $12.3 million for the three and nine months ended September 30, 1999, respectively.

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

      Because the Company’s operations depend on the uninterrupted flow of materials and services from its suppliers, the Company has requested and has been receiving and analyzing information from its suppliers with regard to their progress toward Year 2000 readiness. Based on this information, the Company is confident that its suppliers will be able to continue to provide materials and services. The Company intends to continue to monitor the Year 2000 readiness of its key suppliers.

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

      The Company has developed and is continually refining contingency plans for its critical systems. These contingency plans are intended to avoid or mitigate the risks that key suppliers might not achieve Year 2000 readiness in time to avoid disruption of the Company’s operations.

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

(b)  The Company filed no reports on Form 8-K for the three months ended September 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ DORETHA J. CHRISTOPH

Doretha J. Christoph
Vice President, Secretary, Treasurer
and Director (Principal Financial
and Accounting Officer)

Date:  November 15, 1999

Exhibits Index

Exhibit Number	Description of Exhibit

27	Financial Data Schedule.