Form 10-K405
period 1999-12-31
IRONTON IRON INC
filed 2000-03-30
CIK 771176

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 1, 2000 none of the registrant's common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. Twenty three thousand shares of the registrant's common stock were outstanding as of March 1, 2000 and held by Intermet Corporation.

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

                                     PART I

ITEM 1.    BUSINESS

General

In July 1984, Ironton Iron, Inc. ("Ironton") was incorporated under the laws of the State of Ohio. Ironton operates a foundry in Ironton, Ohio that manufactures ductile iron castings for the transportation industry.

In October 1988, Intermet Foundries, Inc. ("IFI"), a Georgia corporation and wholly-owned subsidiary of Intermet Corporation ("Intermet"), acquired through a recapitalization, all of the outstanding common stock of Ironton. In connection with the recapitalization, IFI paid $2 million for 23,000 shares of newly issued common stock of Ironton and refinanced approximately $2.1 million of Ironton's debt. As part of the recapitalization, Ironton issued a new class of non-voting Series A Cumulative Preferred Stock to the former holders of Ironton's common stock in exchange for all of their common shares. The recapitalization was approved by a vote of the former common stockholders on October 24, 1988. On March 31, 1996, IFI was merged into Intermet.

Ironton has had enduring operational difficulties and, as a result, has incurred significant operating losses since Intermet purchased it in 1988, with the exception of 1995, when it generated net income of $0.8 million. As of December 31, 1999, Ironton had incurred cumulative losses of approximately $120.2 million. Ironton had revenues of $57.4 million and net losses of approximately $34.0 million for the year ended December 31, 1999.

Because of Ironton's continuing operational difficulties, customers representing a significant portion of its sales volumes had informed Intermet and Ironton in late 1999 that they had decided to place their business with alternate sources. The foundry is an older facility and the cost to modernize would further impact already negative operating results. On December 7, 1999, Intermet announced its plan for the orderly shutdown of the Ironton facility. Ironton has adopted the liquidation basis of accounting. The net loss of approximately $34.0 million for 1999 includes charges of $17,584,000 for asset impairment and shutdown. In addition, Ironton has recorded a liability of approximately $4,700,000, in accordance with the liquidation basis of accounting, for the liquidation period of January 1, 2000 to February 29, 2000.

The decision to close Ironton is the reason for recording a $9,795,000 charge for impairment of assets and a $7,789,000 charge for shutdown costs in the fourth quarter of 1999. All but $101,000 of the charges are included in operating expenses; the $101,000 is included in cost of sales. The impairment charge includes a write-down of $9,795,000 to fair value for capital assets (as determined by an independent consultant) and inventories; building demolition and remediation costs of $6,637,000; and provisions totaling $1,152,000 for severance pay and employee benefits related to the termination of approximately 100 salaried employees. The land and machinery and equipment used in the production of ferrous castings and related replacement parts are segregated in the statement of net liabilities in liquidation as assets held for sale.

Because of the loss of customers and in accordance with the plan for orderly shutdown, Ironton has scaled down production. As of March 1, 2000 Ironton has terminated approximately 360 employees (approximately 60% of the workforce at December 31, 1999). Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees have been paid severance of approximately $1.0 million in the aggregate. Ironton may make another severance payment to hourly employees after production ends, which is contingent on predetermined production performance as set forth in the closing agreement. Ironton's management anticipates that the foundry will cease operations by the end of the first quarter of 2000.

Financial Information about Segments

Ironton is a single operating unit with essentially one product line. Virtually all sales are made to one geographic area (United States). Thus, Ironton has only one reportable segment.

Products, Markets and Sales

Ironton marketed its products principally to original equipment manufacturers and their suppliers in the automotive industry. The following table sets forth information regarding Ironton's sales by market (as a percentage of Ironton's total sales):

                                                    1999
                                                    ----
               Automotive                            91%
               Rail Car                               8%
               Other                                  1%

Products manufactured for the automotive industry include brake parts, steering and suspension system components and differential cases. Ironton produces brake adapter plates for the rail car industry.

Ironton utilized the in-house sales and customer service staff of Intermet. Ironton produces principally to customer order and does not maintain any significant inventory of finished goods not on order.

Ironton's major customers (as a percentage of Ironton's total sales) were as follows:

                                                                  1999
                                                                  ----
               Dana                                                41%
               General Products Delaware Corp.                     30%
               DaimlerChrysler                                     13%

Sales to General Products Delaware Corporation, a machining and assembly company with operations in Michigan and Indiana, are under the terms of a purchase order issued by Ford. Intermet, through a subsidiary purchased in December 1996, owned a 35% interest in General Products. Intermet sold its 35% interest in General Products on March 7, 2000.

As stated above, customers representing a significant portion of Ironton's sales volumes had informed Intermet and Ironton that they had decided to place their business with alternate sources. As a result and in accordance with the plan of orderly shutdown, management anticipates that Ironton will permanently cease all operations as of the end of the first quarter of 2000. See Item 1, BUSINESS (General), and Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Design, Manufacturing and Machining

Ironton produces ductile iron castings. Ductile iron, which is produced by removing sulfur from molten iron and adding magnesium and other alloys, has greater strength and ductility than the more widely used gray iron, and its use as a higher-strength substitute for gray iron and a lower-cost substitute for steel has grown steadily.

Ironton shipped approximately 57,000 tons during 1999.

Raw Materials

The primary raw material Ironton uses to manufacture iron castings is steel scrap. Ironton has no long-term contractual commitments with any steel scrap supplier. Scrap is obtained from a variety of sources. Competitive prices are assured through discussions with various suppliers of steel scrap. The cost of steel scrap is subject to fluctuations, but Ironton had implemented arrangements with many of its customers for adjusting its castings prices to reflect those fluctuations. Ironton generally adjusted its castings prices to reflect such cost fluctuations.

Ironton has benefited from the contractual arrangements of Intermet and its suppliers, which expire at various times through 2002, for the purchase of various materials other than steel scrap used in or during the manufacturing process. Although these contracts and Intermet's overall level of purchases provide some protection against price increases, in most cases neither Ironton nor Intermet has specific arrangements in place to adjust its casting prices for fluctuations in the price of alloys and other materials.

Cyclicality and Seasonality

Most of Ironton's products are generally not affected by year-to-year automotive style changes. However, the cyclical nature of the automotive industry has affected Ironton's sales and earnings during periods of slow economic growth or recession. Ironton's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by domestic automobile manufacturers for vacations and model changeovers.

Backlog

Most of Ironton's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. The lead-time and cost of commencing production of a particular casting tend to inhibit transfer of production from one foundry to another. Customers typically issue releases and shipping schedules on a monthly basis. Ironton's backlog at any given time therefore consists only of the orders that have been released for shipment. As previously stated, management anticipates that the foundry will cease operations by the end of the first quarter of 2000.

Competition

Ironton has competed with many other foundries, including others owned by Intermet, both in the United States and Europe. Some of these foundries are owned by major users of iron castings, and a number of foundry operators have, or are subsidiaries of companies which have, greater financial resources than Ironton. For example, the three largest automobile manufacturers in North America, two of which are among Ironton's largest customers, operate their own foundries. However, they also purchase castings from Ironton and others, and there is a trend toward increased outsourcing by the domestic original equipment manufacturers. Castings produced by Ironton also compete to some degree with malleable iron castings, other metal castings and steel forgings.

Ironton competes on the basis of product quality, engineering, service and price.

Environmental Matters

In May 1999 Ironton voluntarily notified the Ohio EPA of a breakdown in certain pollution control equipment at its foundry. However, due to an oversight, Ironton's notification was not timely under the applicable rules and regulations. The equipment was subsequently repaired and is operational. On June 2, 1999 a Notice of Violation was issued with respect to this matter and it is possible that the Ohio EPA may pursue fines or penalties. Ironton does not believe this matter will have a material adverse affect on its net liabilities in liquidation or results of its operations or cash flows, or that will affect Ironton's determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

Ironton's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio EPA, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of hazardous and non-hazardous substances.

Ironton also has recurring costs related to environmental matters, particularly the management and disposition of waste (principally non-hazardous) generated as part of ongoing operations. In 1999 such costs totaled approximately $7.3 million. At December 31, 1999, Ironton accrued $3.7 million for environmental issues that may occur as a result of the shutdown. A portion of the capital expenditures that Ironton regularly incurred was to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $0.1 million in 1999.

Ironton currently does not anticipate any environmental costs that would have a material adverse effect on its financial position or ability to orderly shutdown. However, there is no assurance that Ironton's activities will not give rise to actions by governmental agencies or private parties which could cause Ironton to incur fines, penalties, damages, cleanup costs or other similar expenses.

Employees

As of February 29, 2000, Ironton employed 187 members of the local bargaining unit, United Steelworkers of America, and 31 salaried employees. The most recent bargaining agreement expired January 31, 2000, but was extended to March 31, 2000 pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664. From December 31, 1999 to February 29, 2000, approximately 360 employees were terminated. Pursuant to the closing agreement, all of the hourly employees have been paid severance of approximately $1.0 million in the aggregate. Ironton may make another severance payment to the hourly employees after production ends, which is contingent on predetermined production performance as set forth in the closing agreement. Ironton's management anticipates that the foundry will cease operations by the end of the first quarter of 2000. As part of the shutdown costs accrued at December 31, 1999, Ironton included approximately $1.2 million for severance pay and employee benefits related to the termination of approximately 100 salaried employees.

ITEM 2.    PROPERTIES

Ironton owns its foundry and offices located at 2520 South Third Street, Ironton, Ohio. The foundry and offices consist of an aggregate of 514,000 square feet of buildings situated on 26 acres of land zoned for industrial use. Intermet continually reviews the operation of its foundries and may occasionally close one or more on a permanent or temporary basis in response to its production needs and general business and economic conditions. On December 7, 1999, Intermet announced its plan for the orderly shutdown of Ironton. Ironton has had enduring operational difficulties and, as a result, has incurred significant operating losses since Intermet purchased it in 1988. Because of Ironton's continuing operational difficulties, customers representing a significant portion of its sales volumes had informed Intermet and Ironton in late 1999 that they had decided to place their business with alternate sources. The foundry is one of Intermet's oldest facilities and the cost to modernize would further impact already negative operating results. Management anticipates that the foundry will cease operations by the end of the first quarter of 2000.

After production ends and environmental issues are resolved the assets will be sold. Management also expects at the earliest practical date after sale of assets, but most likely during the fourth quarter of 2000, demolition of the building will begin. Management anticipates that demolition would be complete in 2001.

ITEM 3.    LEGAL PROCEEDINGS

In May 1999 Ironton voluntarily notified the Ohio EPA of a breakdown in certain pollution control equipment at its foundry. However, due to an oversight, Ironton's notification was not timely under the applicable rules and regulations. The equipment was subsequently repaired and is operational. On June 2, 1999 a Notice of Violation was issued with respect to this matter and it is possible that the Ohio EPA may pursue fines or penalties. Ironton does not believe this matter will have a material adverse affect on its net liabilities in liquidation or results of its operations or cash flows, or that will affect Ironton's determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

Ironton is not aware of any other material pending or threatened legal proceedings to which Ironton is a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Ironton during the fourth quarter of the 1999 fiscal year.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for Ironton's common stock or Series A Cumulative Preferred Stock. As of March 1, 2000 none of the registrant's common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,390 holders of record of Series A Cumulative Preferred Stock and Intermet was the sole holder of the common stock. Ironton did not sell unregistered securities within the past three years.

As part of Intermet's 1988 purchase of Ironton, the previous stockholders of Ironton approved a recapitalization of Ironton. Under the recapitalization, the existing common stockholders each received an equivalent number of shares of Ironton's newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton has incurred a cumulative net loss of $120.2 million since Intermet purchased it in 1988. Therefore, none of the preferred shares have been redeemed and no dividends have been declared or paid. Accrued but unpaid dividends on the preferred stock totaled $1,286,000 at December 31, 1999.

Management believes that, when the plan for orderly shutdown is complete, it is highly unlikely that there will be any assets available for distribution to its preferred or common stockholders and Ironton does not contemplate any such distributions. Therefore, the aggregate par value of the preferred stock, and related accumulated dividends, common stock, additional paid-in capital and accumulated deficit have all been eliminated in connection with the adoption of the liquidation basis of accounting at December 31, 1999.

ITEM 6.    SELECTED FINANCIAL DATA

The selected net liabilities in liquidation and statement of operations data as of and for the fiscal year ended December 31, 1999 set forth below are derived from Ironton's audited financial statements. As discussed in Item 1. "BUSINESS" Ironton has implemented a plan for orderly shutdown; therefore, prior year financial data is not comparable or meaningful. This selected financial data should be read in conjunction with Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements of Ironton Iron, Inc. and related notes included in this report, beginning on page F - 1.

The following data is presented in thousands, except per share data:

                                  Ironton Iron, Inc.
                               Selected Financial Data
                               -----------------------
     Liquidation Data:
        Total assets                                               $16,594
        Total liabilities                                           86,320
        Net liabilities in liquidation                              69,726

     Statement of Operations Data:
        Net sales                                                  $57,364
        Loss from continuing operations                            (33,990)(b)
        Loss from continuing operations per share (a)                    -
        Cash dividends declared per common share                         -

(a) On October 31, 1988 IFI became the sole shareholder of Ironton's common stock. On March 31, 1996, IFI was merged into Intermet. This made Intermet the sole shareholder of Ironton's common stock. Thus, common share data is not presented because it is no longer meaningful.
(b)      Includes $17,584 for shutdown costs and asset impairment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, excluding the financial statements and related notes, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

-        labor negotiations with Ironton's workforce
-        interest rate fluctuations
-        materials price fluctuations
- factors affecting the ability of Ironton or its key suppliers to resolve Year 2000 issues in a timely manner,
-        the ability of Ironton to liquidate its assets at the stated values,
- the ability of Ironton to address and remediate any environmental issues within the amounts that have been reserved,
- the future costs that may be associated with the shutdown, including, but not limited to, demolition of the buildings and other work that may be required at Ironton's property, and
- other risks detailed from time to time in Ironton's filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Liquidity and Capital Resources

On December 7, 1999, Intermet announced plans to permanently close Ironton. Ironton has had enduring labor and operational difficulties. As a result, Ironton has incurred significant operating losses since Intermet purchased it in 1988. Because of the continuing difficulties, customers representing a significant portion of its sales volumes had informed Intermet and Ironton in late 1999 that they had decided to place their business with alternate sources. The Ironton foundry is one of Intermet's oldest facilities and the cost to modernize would further impact already negative operating results. Management expects that Ironton will cease operations by the end of the first quarter of 2000.

After the foundry is closed, the assets will be sold. Management also expects that, at the earliest practical date after sale of assets, but most likely during the fourth quarter of 2000, demolition of the building will begin. Management anticipates that demolition would be complete in 2001. We expect that any required remediation will take place beginning in 2000 or 2001. Ironton believes that when the plan for orderly shutdown is complete and Ironton's present and contingent liabilities are satisfied, it is highly unlikely that there will be any assets available for distribution to its preferred or common shareholders and Ironton does not anticipate any such distributions.

Assets and Liabilities following the Plan of Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities subsequent to December 31, 1999 will be recognized in the period in which such refinements are known. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. The statements of operations and cash flows are presented on the going concern basis of accounting. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

The decision to close the foundry was the principal reason for recording a $9,795,000 charge for impairment of assets and a $7,789,000 charge for shutdown costs in the fourth quarter of 1999. All but $101,000 of the charges are included in operating expenses; the $101,000 is included in cost of sales. The impairment charge included a write-down of $9,795,000 to fair value for capital assets (as determined by an independent consultant) and inventories; building demolition and environmental remediation costs of $6,637,000; and provisions totaling $1,152,000 for severance pay and employee benefits related to the termination of approximately 100 salaried employees. The land and machinery and equipment used in the production of ferrous castings and related replacement parts are segregated on the statement of net liabilities in liquidation as assets held for sale.

Because Ironton adopted the liquidation basis of accounting, it recorded a $4,700,000 liability at December 31, 1999 for estimated operating losses during the liquidation period from January 1, 2000 through February 29, 2000. The estimated operating losses include estimated severance costs for hourly employees of approximately $1,000,000. The charge for operating losses was recorded directly to the statement of deficiency. Estimated operating results subsequent to February 29, 2000, including additional severance costs, if any, have not been recorded in the 1999 financial statements as the amounts cannot be accurately estimated at this time.

As part of Intermet's 1988 purchase of Ironton, the previous stockholders of Ironton approved a recapitalization of Ironton. Under the recapitalization, the existing common stockholders each received an equivalent number of shares of Ironton's newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income beginning with the fiscal period ended December 31, 1988, if any, in four annual installments beginning in 1993. Ironton has incurred a cumulative net loss of $120.2 million since Intermet purchased it in 1988. Therefore, none of the preferred shares have been redeemed and no dividends have been paid. Accrued but unpaid dividends on the preferred stock totaled $1,286,000 at December 31, 1999.

Management believes that when the plan for orderly shutdown is complete and Ironton's present and contingent liabilities are satisfied, it is highly unlikely that there will be any assets available for distribution to its preferred or common shareholders and Ironton does not anticipate any such distributions. Therefore, the value of the preferred stock, and related accumulated dividends, common stock, additional paid-in capital and accumulated deficit has been eliminated in connection with the adoption of the liquidation basis of accounting.

Results of Operations for 1999

Sales in 1999 were $57.4 million. In an attempt to improve profitability, Ironton moved the enhanced compacted graphite bedplate from the dry sand process line to the SPO line in the first quarter of 1999. This business had provided additional volume for Ironton during 1999. However, Ironton continued to operate below breakeven levels due to less than optimal manufacturing and labor performance. Because of Ironton's continuing operational difficulties, customers representing a significant portion of Ironton's sales volumes moved their business to alternative sources during the fourth quarter of 1999. Anticipation that Ironton would lose the remaining volume, in addition to the enduring losses experienced since inception, led Intermet's management to adopt the plan of orderly shutdown as discussed previously.

Gross profit as a percentage of sales was a negative 25.1% in 1999. This was the result of costs associated with the launch and production ramp-up of the graphite bedplate during the first quarter of 1999, in addition to the ongoing labor and operational difficulties experienced during the year.

Operating expenses as a percentage of sales was 33.0% for 1999. Without the charges for the Ironton asset impairment and shutdown discussed previously, the operating expenses as a percentage of sales would have been 2.5% for 1999.

Interest expense for the year ended December 31, 1999 was $685,000. This was the interest charged by Intermet on specific working capital account balances.

Intermet files a consolidated federal income tax return that includes Ironton. Ironton's income tax provision is calculated and reported as if Ironton filed a separate federal income tax return. Ironton has incurred significant operating losses since its inception and has reserved its net operating loss carryforwards. As such, Ironton has zero tax benefit recorded for the year ended December 31, 1999.

Year 2000 Issue

Ironton's management, in conjunction with Intermet, conducted an evaluation of its Informational Technology ("IT") and non-IT computer systems with respect to the "Year 2000" issue. Ironton completed a Year 2000 readiness assessment of its business critical IT and non-IT systems. Ironton developed and implemented corrective action plans designed to address Year 2000 issues. These plans included modification, upgrade and replacement of its critical administrative, production, and research and development computer systems to make them Year 2000 ready. Ironton implemented corrective action plans, and had its critical systems Year 2000 ready prior to December 31, 1999. Ironton also developed contingency plans intended to avoid or mitigate the risks that either it might not or its key suppliers might not achieve Year 2000 readiness in time to avoid disruption of its operations.

Ironton's pro-rata portion of Intermet's costs for Year 2000 compliance was less than $150,000.

To date, Ironton has not experienced any significant problems or disruptions due to Year 2000 issues either internally or with its suppliers. Ironton does not expect to experience any significant problems or disruptions related to Year 2000 problems, nor does it anticipate spending any additional significant amounts related to these issues. Year 2000 issues are not expected to impact the shutdown of operations. Actual results may differ materially.

Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with Ironton's disclosures under the cautionary statement for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Ironton is subject to market risk with regard to interest rate and commodity pricing. Ironton has analyzed the effect of these risks on the statements of net liabilities in liquidation, operations, deficiency and cash flows and it anticipates that the impact will be immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the report of independent auditors identified in
Item 14 (a) are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 1, 2000, the directors and executive officers of Ironton, their respective ages, positions, date of election and principal occupations were as follows:


      Name (Age)                                         Principal Position(s)
      ----------                                         ---------------------
      John Doddridge (59)                                President and Director

      James F. Mason (58)                                Director

Mr. Doddridge became president in July 1999 and a director of Ironton in March 1995. He also served as president of Ironton from March 1995 to January 1997. Mr. Doddridge became chairman of the board and chief executive officer of Intermet in 1994.

Mr. Mason became a director of Ironton in July 1999. Mr. Mason became group vice president of Intermet in September 1998. Prior to that, he served as president of Wagner Castings Company, a subsidiary of Intermet, which was purchased in December 1996. He was with Wagner since 1984 and served in several positions before becoming president in April 1988.

Ms Doretha Christoph, who served as Ironton's Vice President, Secretary, Treasurer and Director, resigned effective February 18, 2000.

There are no family relationships between or among any of the officers and directors of Ironton.

The term of office for each director commences with his or her election and continues until the next annual meeting of shareholders or until his or her successor is elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION

Ironton has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by Intermet Foundries, Inc. in 1988 (and subsequently by Intermet).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2000, none of the officers or directors of Ironton beneficially owned any of Ironton's common stock, the only class of voting securities of Ironton. As of that date, Intermet Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of Ironton's common stock (100% of the class).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 5 to the Financial Statements, which is included in this report, beginning on page F - 10.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

     The following financial statements of Ironton are incorporated by reference into Item 8 of this Report:

-        Report of Independent Auditors
-        Statement of Net Liabilities in Liquidation at December 31, 1999
-        Statement of Operations for the year ended December 31, 1999
-        Statement of Deficiency for the year ended December 31, 1999
-        Statement of Cash Flows for the year ended December 31, 1999
-        Notes to Financial Statements

     2.  Financial Statement Schedules

     The following financial statement schedules for Ironton are included in
Item 14(d):

-        Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits

     The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

  Exhibit
  Number              Description of Exhibit
  -------
     3.1              Articles of Incorporation of Ironton Iron, Inc., as
                      amended (included as Exhibit 3.1 and 4 to Ironton's Annual
                      Report on Form 10-K for the 1988 fiscal year, file no.
                      0-17028, previously filed with the Commission and
                      incorporated herein by reference).

     3.2              Code of Regulations of Ironton Iron, Inc., as amended
                      (included as Exhibit 3.2 to Ironton's Annual Report on
                      Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

     4.1              Master Note and Continuing Guaranty, dated September 29,
                      1997, by and among Intermet Corporation, Lynchburg Foundry
                      Company, Ironton Iron, Inc., Northern Castings
                      Corporation, Intermet International, Inc., New River
                      Castings Company and Bank of America National Trust and
                      Savings Association and other subsidiaries or affiliates of BankAmerica Corporation (included as Exhibit 4.3 to
                      Ironton's Annual Report on Form 10-K for the 1997 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

     4.2              Third Amended and Restated Credit Agreement, dated
                      November 14, 1996, by and among Intermet Corporation,
                      SunTrust Bank, Atlanta (formerly known as Trust Company
                      Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.3              Letter agreement referencing Third Amended and Restated
                      Credit Agreement, dated January 28, 1999, by and among
                      Intermet, SunTrust Bank, Atlanta (formerly known as Trust
                      Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to Intermet's Form
                      10-K for the year ended December 31, 1998, File No.
                      0-13787, previously filed with the Commission and incorporated herein by reference).

     4.4              Master Assignment and Acceptance Agreement dated December
                      9, 1996, by and among Intermet Corporation and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996,
                      File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.5 Amended and Restated Note Agreement, dated March 21, 1996, by and between Intermet Corporation and The Prudential
                      Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11,
                      2002 and related Promissory Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.6 (a)          $300,000,000 Five-Year Credit Agreement, dated
                      November 5, 1999, by and among Intermet, The Bank of Nova
                      Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.14 (a) to Intermet's Form 10-K for the year ended December 31, 1999,
                      File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.6 (b)          Contents of Omitted Exhibits and Schedules to the
                      $300,000,000 Five-Year Credit Agreement (included as
                      Exhibit 4.14 (b) to Intermet's Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.6 (c)          Guaranty agreement for the $300,000,000 Five-Year
                      Credit Agreement, dated November 5, 1999, by and among
                      Intermet Corporation, Ironton Iron, Inc., other subsidiaries of Intermet named therein, The Bank of Nova
                      Scotia as lender and administrative agent, and the various lenders named therein.

     4.7 (a)          $100,000,000 364-Day Credit Agreement, dated November
                      5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.15 (a) to Intermet's
                      Form 10-K for the year ended December 31, 1999, File No.
                      0-13787, previously filed with the Commission and incorporated herein by reference).

     4.7 (b)          Contents of Omitted Exhibits and Schedules to the
                      $100,000,000 364-Day Credit Agreement (included as Exhibit
                      4.15 (b) to Intermet's Form 10-K for the year ended
                      December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.7 (c)          Guaranty agreement for the $100,000,000 364-Day Credit
                      Agreement, dated November 5, 1999, by and among Intermet
                      Corporation, Ironton, Iron, Inc., other subsidiaries of
                      Intermet named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

     4.8 (a)          $200,000,000 Term Loan Agreement, dated December 20,
                      1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.16 (a) to Intermet's
                      Form 10-K for the year ended December 31, 1999, File No.
                      0-13787, previously filed with the Commission and incorporated herein by reference).

     4.8 (b)          Contents of Omitted Exhibits and Schedules to the
                      $200,000,000 Term Loan Agreement (included as Exhibit 4.16
                      (b) to Intermet's Form 10-K for the year ended December
                      31, 1999, File No. 0-13787, previously filed with the
                      Commission and incorporated herein by reference).

     4.8 (c)          Guaranty agreement for the $200,000,000 Term Loan
                      Agreement, dated December 20, 1999, by and among Intermet
                      Corporation, Ironton Iron, Inc., other subsidiaries of
                      Intermet named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

     10.1 Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to Ironton's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

     18               Preferability Letter for a Change in Accounting for Spare
                      Parts Used in Equipment (included as exhibit 18 to
                      Ironton's Form 10-Q for the quarter ended March 31, 1998,
                      File No. 0-17028, previously filed with the Commission and incorporated herein by reference).

     24 Power of Attorney is included on the signature pages of this Report.

     27               Financial Data Schedule

(b) Ironton did not file any reports on Form 8-K for the fourth quarter of 1999.

(c) Ironton has filed as exhibits to this report those exhibits required by Item 601 of Regulation S-K.

(d) Ironton has filed as financial statement schedules to this report those financial statement schedules required by Regulation S-X, which are excluded from Ironton's financial statements by Rule 14a-3(b).

    -   Schedule II - Valuation and Qualifying Accounts

     The schedules not filed are omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

                               Ironton Iron, Inc.

                                   Schedule II

                        Valuation and Qualifying Accounts

                                                                            Additions
                                                                  -------------------------------
                                                    Balance at      Charged to      Charged to                      Balance at
                                                   Beginning of     Costs and          Other                          End of
Description                                           Period         Expenses        Accounts     Deductions           Period
-----------                                           ------         --------        --------     ----------           ------
                                                                            (in thousands of dollars)
Year ended December 31, 1999:
Allowance for returns and doubtful accounts               $412            $65(b)       $  -              $477(a)             $-
Inventory reserve                                           80             -              -                80(a)              -
Deferred tax asset valuation allowance                  29,224         11,903(c)          -            41,127(a)              -

(a) Effect of adopting the liquidation basis of accounting.

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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                                   Page
                                                                                   ----
Report of Independent Auditors                                                     F-1

Statement of Net Liabilities in Liquidation at December 31, 1999                   F-2

Statement of Operations for the year ended December 31, 1999                       F-3

Statement of Deficiency for the year ended December 31, 1999                       F-4

Statement of Cash Flows for the year ended December 31, 1999                       F-5

Notes to Financial Statements                                                      F-6

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Ironton Iron, Inc.

                                            By:      /s/ John Doddridge
                                                     -----------------------
                                                     John Doddridge
                                                     President and Director

                                            Date:    March 30, 2000


                        Power of Attorney and Signatures

Know all men by these presents, that each person whose signature appears below constitutes and appoints John Doddridge and James F. Mason, or either of them, as attorney-in-fact, each with power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 30, 2000, by the following persons on behalf of the Company in the capacities indicated.


      Signature                                  Capacity
      ---------                                  --------

      /s/ John Doddridge                      President and Director (Principal
      -----------------------------           Executive Officer, Principal
      John Doddridge                          Financial Officer and Principal
                                              Accounting Officer)



      /s/ James F. Mason
      -----------------------------           Director
      James F. Mason

                         Report of Independent Auditors

The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying statement of net liabilities in liquidation of Ironton Iron, Inc. (a subsidiary of Intermet Corporation) as of December 31, 1999 and the statements of operations, deficiency, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Board of Directors of Intermet Corporation authorized the closure of the Company and on December 7, 1999, Intermet's management announced its plan for the orderly shutdown of the Company. Accordingly, the Company adopted the liquidation basis of accounting effective December 31, 1999 and the statement of net liabilities in liquidity is presented on that basis. The Company's statements of operations, deficiency and cash flows for the year ended December 31, 1999 have been presented using accounting principles applicable to a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Ironton Iron, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States, applied on the basis described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP

Detroit, Michigan
March 24, 2000

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                            (IN THOUSANDS OF DOLLARS)


                               ASSETS                                     DECEMBER 31,
                                                                             1999
                                                                       ----------------
Cash                                                                    $        16
Accounts receivable                                                           6,654
Inventories                                                                   1,831
Assets held for sale                                                          8,093
                                                                       ----------------
Total assets                                                                 16,594
                                                                       ----------------


                             LIABILITIES

Accounts payable                                                              2,699
Accrued liabilities                                                           2,310
Shutdown costs                                                                7,789
Accrued net operating losses                                                  4,700
Due to affiliates                                                            68,822
                                                                       ----------------
Total liabilities                                                            86,320
                                                                       ----------------

Net liabilities in liquidation                                          $   (69,726)
                                                                       ================

See accompanying notes.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                             STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)


                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                            1999
                                                                       ----------------
Net sales                                                                  $ 57,364
Cost of sales                                                                71,757
                                                                       ----------------
Gross profit                                                                (14,393)

Operating expenses:
   Corporate charges from parent                                             (1,429)
   Asset impairment and shutdown costs                                      (17,483)
                                                                       ----------------
Operating loss                                                              (33,305)

Interest expense                                                               (685)
                                                                       ----------------
Loss before income taxes                                                    (33,990)

Provision for income taxes                                                       -
                                                                       ----------------

Net loss                                                                   $(33,990)
                                                                       ================

See accompanying notes.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                             STATEMENT OF DEFICIENCY
                (IN THOUSANDS OF DOLLARS, except per share data)


                                                          ADDITIONAL                             NET LIABILITIES
                                           COMMON           PAID-IN          ACCUMULATED               IN
                                            STOCK           CAPITAL            DEFICIT             LIQUIDATION
                                         ------------    --------------    -----------------    ------------------
Balance at January 1, 1999               $   2,000       $    49,523       $     (86,057)
Accrued dividends on redeemable
   preferred stock ($10 per share)                                                  (117)
Net loss                                                                         (33,990)
                                         ------------    --------------    -----------------    ------------------
Balance at December 31, 1999 prior to
   adoption of liquidation basis of
   accounting                                2,000            49,523            (120,164)
Adoption of liquidation basis of
   accounting:
     Close capital accounts                 (2,000)          (49,523)            120,164        $         68,641
     Adjust net liabilities in
       liquidation to fair value                                                                           1,085
                                         ============    ==============    =================    ==================
Net liabilities in liquidation at
   December 31, 1999                     $       -       $          -      $           -        $         69,726
                                         ============    ==============    =================    ==================

See accompanying notes.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                             STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                             1999
                                                                        ----------------
OPERATING ACTIVITIES
Net loss                                                                    $(33,990)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                              2,782
     Impairment of assets                                                      9,795
Changes in operating assets and liabilities:
   Accounts receivable                                                         1,664
   Inventories                                                                (1,550)
   Other assets                                                                  117
   Accounts payable                                                           (1,321)
   Accrued liabilities                                                           555
   Shutdown costs                                                              7,789
                                                                        ----------------
Net cash used in operating activities                                        (14,159)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                    (2,082)
                                                                        ----------------
Net cash used in investing activities                                         (2,082)

FINANCING ACTIVITIES
Increase in due to affiliates                                                 16,244
                                                                        ----------------
Net cash provided by financing activities                                     16,244
                                                                        ----------------

Net decrease in cash and cash equivalents                                          3
Cash and cash equivalents at beginning of year                                    13
                                                                        ----------------
Cash and cash equivalents at end of year                                    $     16
                                                                        ================

See accompanying notes.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Summary of Significant Developments

Ironton Iron, Inc. ("Ironton") is engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of Intermet Corporation ("Intermet"). Transactions between Ironton and Intermet are described in Note 5.

Ironton is a single operating unit with essentially one production process. Virtually all sales are made to one geographic area (United States). Thus, Ironton has only one reportable segment. Ironton has no items of other comprehensive income. Thus, the comprehensive loss for the year ended December 31, 1999 is the same as the loss reported in the statement of operations.

Ironton has had enduring labor and operational difficulties. As a result, Ironton has incurred significant operating losses since it was acquired by Intermet in 1988. Because of the continuing difficulties, customers representing a significant portion of its sales volumes had informed Intermet and Ironton in late 1999 that they had decided to place their business with alternate sources. The Ironton foundry is one of Intermet's oldest facilities and the cost to modernize would further impact already negative operating results. During the fourth quarter of 1999, Intermet's board of directors authorized the closure of Ironton. On December 7, 1999, Intermet announced its plan for the orderly shutdown of Ironton. Management expects that Ironton will cease operations by the end of the first quarter of 2000.

After the foundry is closed, the assets will be sold. Management also expects at the earliest practical date after sale of assets, but most likely during the fourth quarter of 2000, demolition of the building will begin. Management anticipates that demolition would be complete in 2001. We expect that any required remediation will take place beginning in 2000 or 2001.

As a result of the board of directors authorizing the closure and Intermet's announcement of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities subsequent to December 31, 1999 will be recognized in the period in which such changes are known. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. The statements of operations and cash flows are presented on the going concern basis of accounting. However, as a result of the adoption of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the accompanying financial statements.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The decision to close Ironton is the reason for recording a $9,795,000 charge for impairment of assets and a $7,789,000 charge for shutdown costs in the fourth quarter of 1999. All but $101,000 of the charges are included in operating expenses; the remainder is included in cost of sales. The impairment charge includes a write-down of $9,795,000 to fair value for capital assets (as determined by an independent consultant) and inventories; building demolition and remediation costs of $6,637,000; and provisions totaling $1,152,000 for severance pay and employee benefits related to the termination of approximately 100 salaried employees. The land and machinery and equipment used in the production of ferrous castings and related replacement parts are segregated in the statement of net liabilities in liquidation as net assets held for sale.

Because Ironton adopted the liquidation basis of accounting, it recorded a $4,700,000 liability at December 31, 1999 for estimated operating losses during the liquidation period from January 1, 2000 through February 29, 2000. The estimated operating losses include estimated severance costs for hourly employees of approximately $1,000,000. The charge for operating losses was recorded directly to the statement of deficiency. Estimated operating results subsequent to February 29, 2000, including additional severance costs, if any, have not been recorded in the 1999 financial statements as the amounts cannot be accurately estimated at this time.

As part of Intermet's 1988 purchase of Ironton, the previous stockholders of Ironton approved a recapitalization of Ironton. Under the recapitalization, the existing common stockholders each received an equivalent number of shares of Ironton's newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton has incurred a cumulative net loss of $120.2 million since Intermet purchased it in 1988. Therefore, none of the preferred shares have been redeemed and no dividends have been declared or paid. Accrued but unpaid dividends on the preferred stock totaled $1,286,000 at December 31, 1999.

Management believes that, when the plan for orderly shutdown is complete, it is highly unlikely that there will be any assets available for distribution to its preferred or common stockholders and Ironton does not contemplate any such distributions. Therefore, the aggregate par value of the preferred stock, and related accumulated dividends, common stock, additional paid-in capital and accumulated deficit have all been eliminated in connection with the adoption of the liquidation basis of accounting.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Ironton has made significant estimates relative to the valuation of all its assets and liabilities, including, among others, the estimate for shutdown and net operating losses. Such estimates have been developed pursuant to the provisions of the plan for orderly shutdown. Actual results may differ from amounts estimated.

Revenue Recognition

Ironton recognizes revenue upon shipment of products.

Loss Per Common Share

Intermet is the sole common shareholder of Ironton's common stock. As a result, loss per share data is not presented since it is not meaningful.

Cash and Cash Equivalents

All short-term investments with original maturities of less than 90 days are deemed to be cash equivalents for purposes of the statement of cash flows.

2.   INVENTORIES

Inventories are stated at fair market value in accordance with the liquidation basis of accounting.

Inventories consist of the following (in thousands of dollars) at December 31, 1999:

     Finished goods                     $   290
     Work in process                        287
     Raw materials                          621
     Supplies                               633
                                     ------------
     Totals                             $ 1,831
                                     ============

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


3.   RETIREMENT PLANS AND BENEFITS

Intermet has an Employee Stock Ownership Plan ("the ESOP") for certain of its United States employees who are not covered by collective bargaining agreements, including employees of Ironton. The ESOP requires contributions equal to 3% of the annual compensation of the plan participants. Intermet may, at its discretion, make additional contributions within specified limits. Intermet also has a defined contribution plan for domestic salaried employees, including employees of Ironton. Intermet and its subsidiaries make contributions equal to 2% of the annual compensation of participants. Participants are also allowed to make contributions to the defined contribution plan, on a pre-tax basis, up to 15% of their annual compensation. Intermet and its subsidiaries match 50% of participant's contributions, up to a specified limit. Ironton accrued contributions to the two plans of $130,000 in 1999.

Ironton also had a defined contribution plan for hourly employees. Contributions to the plan were based on hours worked by each employee and totaled $228,000 in 1999. The plan also allowed employees to make contributions, on a pre-tax basis, up to 15% of their compensation.

Intermet provides health care and life insurance benefits to certain retired salaried employees and their dependents, including employees of Ironton. Costs for these benefits are incurred by Intermet and are not allocated back to Ironton. Certain salaried employees can become eligible for retiree health care benefits at age 55 depending on years of service. Retirees receive substantially the same benefits as active employees. The medical plan generally pays 80% of most medical expenses, less deductible amounts, with employees contributing to the cost of dependent coverage. Coverage converts to a Medicare supplement at age 65.

4.   INCOME TAXES

Intermet files a consolidated federal income tax return that includes Ironton. Ironton's income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return.

The provision for income taxes differs from the amount computed using the statutory U.S. federal income tax rate for the following reasons (in thousands of dollars):

     Provision for income taxes at U.S. statutory
       rate                                                   ($11,896)
     Change in deferred valuation allowance                     11,903
     Other                                                          (7)
                                                        ------------------
     Total                                                     $    -
                                                        ==================

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


4.   INCOME TAXES (CONTINUED)

The tax effects of the types of temporary differences and loss carryforwards that give rise to deferred tax assets at December 31, 1999 (in thousands of dollars):

     Current assets                        $ 982
     Current liabilities                    (982)
                                      -------------
     Total                                 $   -
                                      =============

5.   RELATED PARTY TRANSACTIONS

Intermet incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Amounts charged to each subsidiary by Intermet are a function of the subsidiary's sales and total assets. Intermet and Ironton believe the resulting allocation to be reasonable.

Intermet and its subsidiaries, including Ironton, are jointly and severally liable for any borrowings under the agreements described below:

     Intermet signed a five-year $300 million unsecured revolving credit agreement with a bank group on November 5, 1999. This agreement replaced the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. At the same time, Intermet executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements. At December 31, 1999, such standby letters of credit totaled $44,324,716. The revolving credit agreements provide Intermet with several interest rate-pricing mechanisms based on LIBOR. Intermet must also pay a fee, at rates ranging from 0.15% to 0.375% per annum, on any unused portion of the revolving credit agreements. These revolving credit agreements require Intermet to maintain specified financial ratios and impose limitations on certain activities. Intermet's outstanding balance at December 31, 1999 on the revolving credit agreement was $193,500,000.

     Intermet has $15,000,000 outstanding under an unsecured term loan agreement with The Prudential Insurance Company of America. The note bears interest at a rate of 8.05% per annum, payable quarterly. Annual principal payments of $5,000,000 are required. The note agreement requires Intermet to maintain certain financial ratios and imposes limitations on certain activities.

     In December, Intermet borrowed an additional $200 million in the form of an eighteen-month unsecured term loan with a bank group. Interest on outstanding borrowings for the first six months is LIBOR plus 2%. After the first six-month period, interest rates are based on grid pricing. The term loan requires Intermet to maintain financial ratios and impose limitations on specified activities. The balance outstanding at December 31, 1999 was $200,000,000.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS (CONTINUED)

     Until November 1999, Intermet maintained various uncommitted bank lines of credit which were payable on demand. As a result of the new revolving credit agreement dated November 5, 1999, Intermet extinguished the uncommitted bank lines of credit.

Intermet loans money to, or invests the excess cash of, each of its subsidiaries including Ironton. Amounts depend on the cash requirements of each subsidiary. At December 31, 1999 outstanding loans from Intermet to Ironton were $68.8 million in the aggregate. Interest charged by Intermet to each of its subsidiaries is calculated monthly based on specific working capital account balances. Interest expense charged by Intermet to Ironton totaled $685,000 in 1999, which Ironton has not paid as of December 31, 1999.

6.   MAJOR CUSTOMERS

Net sales to customers exceeding 10% of total net sales for the year ended December 31, 1999 were as follows (as a percentage of total net sales):

     Dana                                                41%
     General Products Delaware Corporation               30%
     DaimlerChrysler                                     13%

Sales to General Products Delaware Corporation are under the terms of a purchase order issued by Ford. Intermet, through a subsidiary purchased in December 1996, owned a 35% interest in General Products. Intermet sold its 35% interest in General Products on March 7, 2000.

7.   COMMITMENTS AND CONTINGENCIES

Legal

Ironton is engaged in various other legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation or results of its operations or cash flows, or that any of these matters affect Ironton's determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

                               IRONTON IRON, INC.
                        (IN PROCESS OF ORDERLY SHUTDOWN)

                          NOTES TO FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental

In May 1999 Ironton voluntarily notified the Ohio EPA of a breakdown in certain pollution control equipment at its foundry. However, due to an oversight, Ironton's notification was not timely under the applicable rules and regulations. The equipment was subsequently repaired and is operational. On June 2, 1999 a Notice of Violation was issued with respect to this matter and it is possible that the Ohio EPA may pursue fines or penalties. Ironton does not believe this matter will have a material adverse affect on its net liabilities in liquidation or results of its operations or cash flows, or that will affect Ironton's determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

As part of the orderly shutdown, Ironton has accrued $3.7 million for environmental remediation. Ironton believes that it has adequately projected any future expenditures in connection with environmental matters and does not believe that the disposition of any of these matters will have a material adverse effect on its net liabilities in liquidation, nor will any such expenditures affect Ironton's determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

Exhibits Index


     Exhibit
     Number          Description of Exhibit
     ------
     3.1              Articles of Incorporation of Ironton Iron, Inc., as
                      amended (included as Exhibit 3.1 and 4 to Ironton's Annual
                      Report on Form 10-K for the 1988 fiscal year, file no.
                      0-17028, previously filed with the Commission and
                      incorporated herein by reference).

     3.2              Code of Regulations of Ironton Iron, Inc., as amended
                      (included as Exhibit 3.2 to Ironton's Annual Report on
                      Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

     4.1              Master Note and Continuing Guaranty, dated September 29,
                      1997, by and among Intermet Corporation, Lynchburg Foundry
                      Company, Ironton Iron, Inc., Northern Castings
                      Corporation, Intermet International, Inc., New River
                      Castings Company and Bank of America National Trust and
                      Savings Association and other subsidiaries or affiliates of BankAmerica Corporation (included as Exhibit 4.3 to
                      Ironton's Annual Report on Form 10-K for the 1997 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

     4.2              Third Amended and Restated Credit Agreement, dated
                      November 14, 1996, by and among Intermet Corporation,
                      SunTrust Bank, Atlanta (formerly known as Trust Company
                      Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.3              Letter agreement referencing Third Amended and Restated
                      Credit Agreement, dated January 28, 1999, by and among
                      Intermet, SunTrust Bank, Atlanta (formerly known as Trust
                      Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to Intermet's Form
                      10-K for the year ended December 31, 1998, File No.
                      0-13787, previously filed with the Commission and incorporated herein by reference).

     4.4              Master Assignment and Acceptance Agreement dated December
                      9, 1996, by and among Intermet Corporation and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996,
                      File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.5 Amended and Restated Note Agreement, dated March 21, 1996, by and between Intermet Corporation and The Prudential
                      Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11,
                      2002 and related Promissory Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.6 (a)          $300,000,000 Five-Year Credit Agreement, dated
                      November 5, 1999, by and among Intermet, The Bank of Nova
                      Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.14 (a) to Intermet's Form 10-K for the year ended December 31, 1999,
                      File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.6 (b)          Contents of Omitted Exhibits and Schedules to the
                      $300,000,000 Five-Year Credit Agreement (included as
                      Exhibit 4.14 (b) to Intermet's Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.6 (c)          Guaranty agreement for the $300,000,000 Five-Year
                      Credit Agreement, dated November 5, 1999, by and among
                      Intermet Corporation, Ironton Iron, Inc., other subsidiaries of Intermet named therein, The Bank of Nova
                      Scotia as lender and administrative agent, and the various lenders named therein.

     4.7 (a)          $100,000,000 364-Day Credit Agreement, dated November
                      5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.15 (a) to Intermet's
                      Form 10-K for the year ended December 31, 1999, File No.
                      0-13787, previously filed with the Commission and incorporated herein by reference).

     4.7 (b)          Contents of Omitted Exhibits and Schedules to the
                      $100,000,000 364-Day Credit Agreement (included as Exhibit
                      4.15 (b) to Intermet's Form 10-K for the year ended
                      December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.7 (c)          Guaranty agreement for the $100,000,000 364-Day Credit
                      Agreement, dated November 5, 1999, by and among Intermet
                      Corporation, Ironton, Iron, Inc., other subsidiaries of
                      Intermet named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

     4.8 (a)          $200,000,000 Term Loan Agreement, dated December 20,
                      1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.16 (a) to Intermet's
                      Form 10-K for the year ended December 31, 1999, File No.
                      0-13787, previously filed with the Commission and incorporated herein by reference).

     4.8 (b)          Contents of Omitted Exhibits and Schedules to the
                      $200,000,000 Term Loan Agreement (included as Exhibit 4.16
                      (b) to Intermet's Form 10-K for the year ended December
                      31, 1999, File No. 0-13787, previously filed with the
                      Commission and incorporated herein by reference).

     4.8 (c)          Guaranty agreement for the $200,000,000 Term Loan
                      Agreement, dated December 20, 1999, by and among Intermet
                      Corporation, Ironton Iron, Inc., other subsidiaries of
                      Intermet named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

     10.1 Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to Ironton's Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

     18               Preferability Letter for a Change in Accounting for Spare
                      Parts Used in Equipment (included as exhibit 18 to
                      Ironton's Form 10-Q for the quarter ended March 31, 1998,
                      File No. 0-17028, previously filed with the Commission and incorporated herein by reference).

     24 Power of Attorney is included on the signature pages of this Report.

     27               Financial Data Schedule