Form 10-Q
period 2000-03-31
IRONTON IRON INC
filed 2000-05-15
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

Ironton Iron, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1117407

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy Michigan	48098-2683

(Address of principal executive offices)	(Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 5, 2000 there were 23,000 shares of Common Stock, no par value, outstanding.

FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Statement of Net Liabilities in Liquidation
Statement of Deficiency
Ironton Iron, Inc. (In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
1. Summary of Significant Accounting Policies
1. Summary of Significant Accounting Policies (continued)
2. Inventories
3. Loss per Common Share
4. Reporting for Business Segments
Forward Looking Statement
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibits Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation

(in thousands of dollars)

	March 31, 2000	December 31, 1999

Assets:

Cash	$25	$16

Accounts receivable	3,396	6,654

Inventories	1,104	1,831

Assets held for sale	6,862	8,093

Total assets	11,387	16,594

Liabilities:

Accounts payable	429	2,699

Accrued liabilities	1,852	2,310

Shutdown costs	7,552	7,789

Accrued net operating losses	—	4,700

Due to affiliates	73,195	68,822

Total liabilities	83,028	86,320

Net liabilities in liquidation	($71,641)	($69,726)

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency

(in thousands of dollars)

Net Liabilities
In
Liquidation

Net liabilities in liquidation at January 1, 2000	$69,726

Adjust net liabilities in liquidation to fair value	1,915

Net liabilities in liquidation at March 31, 2000	$71,641

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton and INTERMET’s management approved and announced its plan for the orderly shutdown of Ironton. Ironton ceased all operations on March 31, 2000 and terminated approximately 575 employees during the first quarter as a result of the shutdown. At March 31, 2000, 15 people were still employed by Ironton, mainly in accounting and administrative functions. INTERMET expects that these employees will be terminated sometime during 2000. Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees were paid severance of approximately $1.0 million, in the aggregate, during the first quarter of 2000. These expenses were charged against cost of sales. Ironton agreed to make another $1.0 million severance payment to hourly employees after production ended, which was contingent on predetermined production performance as set forth in the closing agreement. However, the predetermined and agreed upon production performance was not achieved. Thus, no severance was paid to hourly employees beyond that which was paid during the first quarter. On April 7, 2000, the union filed a grievance seeking payment of the remaining $1.0 million severance payment. INTERMET denied the grievance on May 8, 2000 and the union has 30 calendar days from that date to appeal. At that point, the grievance could be subject to arbitration under the collective bargaining agreement. If the grievance is arbitrated, INTERMET expects this will occur during 2000.

During December 1999 Ironton adopted the liquidation basis of accounting and recorded a $4.7 million liability at December 31, 1999 for estimated operating losses during the liquidation period from January 1, 2000 through February 29, 2000. The charge for operating losses was recorded directly to the statement of deficiency. Estimated operating results subsequent to February 29, 2000 were not recorded in the 1999 financial statements because the amounts could not be accurately estimated at that time. The charge for operating losses for the three months ended March 31, 2000 was approximately $6.6 million and was recorded directly to the statement of deficiency. This charge includes the $4.7 million operating losses recorded in 1999 for the period of January 1, 2000 to February 29, 2000. Ironton does not anticipate any significant operating losses after March 31, 2000. Thus, Ironton did not accrue any additional charges for operating losses for future periods. Included in the charge for operating losses was the $1.0 million of severance paid to the hourly employees during the first quarter of 2000. During the fourth quarter of 1999, Ironton accrued approximately $1.3 million for severance for salaried employees, as part of the shutdown accrual. Approximately $0.2 million of that accrual was paid during the first quarter of 2000 and, as of March 31, 2000, that is the only portion of the shutdown accrual that has been paid. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown.

There has been no change in the plan of disposal of the assets since December 31, 1999.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ironton’s financial statements and footnotes included in its annual report on Form 10-K for the year ended December 31, 1999.

2. Inventories

Inventories are stated at fair market value in accordance with the liquidation basis of accounting.

Inventories consist of the following (in thousands of dollars):

	March 31, 2000	December 31, 1999

Finished goods	$10	$290

Work in process	477	287

Raw materials	87	621

Supplies	530	633

Totals	$1,104	$1,831

3. Loss per Common Share

INTERMET is the sole common shareholder of Ironton’s common stock. As a result, loss per share data is not presented because it is not meaningful.

4. Reporting for Business Segments

Ironton was a single operating unit with essentially one product line. Virtually all sales were made to one geographic area (United States). Thus, Ironton has only one reportable segment.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,
•	the ability of Ironton to address and remediate any environmental issues within the amounts that have been reserved,
•	the future costs that may be associated with the shutdown, including, but not limited to, demolition of the buildings and other work that may be required at Ironton’s property
•	the outcome of the arbitration of the grievance filed by the union with respect to severance pay, and
•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and
             Results of Operations

Liquidity and Capital Resources

Ironton ceased operations on March 31, 2000 and management anticipates that the remaining assets, other than real property, will be sold during the remainder of 2000. Management also expects that at the earliest practical date after sale of assets, but most likely during the fourth quarter of 2000, demolition of the building will begin. Management anticipates that demolition would be complete in 2001 and expects that any required remediation will take place beginning in 2000 or 2001. Management believes that when the plan for orderly shutdown is complete and Ironton’s present and contingent liabilities are satisfied, it is highly unlikely that there will be any assets available for distribution to its preferred or common shareholders and management does not anticipate that any such distributions will be made.

Ironton’s primary sources of cash for the first quarter of 2000 were loans from parent ($4.4 million) and accounts receivable ($3.3 million). During the first quarter of 2000, Ironton’s uses of cash consisted primarily of losses from operations as well as reductions of accounts payable and other liabilities.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at March 31, 2000 and December 31, 1999. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Of the $7,789,000 for shutdown costs accrued during the fourth quarter of 1999, approximately $237,000 was paid for severance in the first quarter of 2000. Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale and $770,000 of the assets were sold during the three months ended March 31, 2000. During the first quarter of 2000, Ironton accrued an additional $461,000 for asset impairment and nothing additional for the shutdown.

Because Ironton adopted the liquidation basis of accounting, it recorded a $4,700,000 liability at December 31, 1999 for estimated operating losses during the liquidation period from January 1, 2000 through February 29, 2000. The actual loss for the entire first quarter of 2000 was approximately $6,600,000, which was recorded directly to the statement of deficiency.

Year 2000 Issue

There has been no material change in Ironton’s Year-2000 readiness compliance since December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Ironton was subject to market risk with regard to interest rate and commodity pricing. As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Any disclosure regarding interest rate and commodity pricing risk is not meaningful and is not included.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Ironton is engaged in various legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation or results of its operations or cash flows, or that any of these matters affect Ironton’s determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

27	Financial Data Schedule.

(b) Ironton filed no reports on Form 8-K for the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ironton has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ John Doddridge

President and Director (Principal Executive, Financial and Accounting Officer)

Date:	May 15, 2000

Exhibits Index

Exhibit Number	Description of Exhibit

27	Financial Data Schedule.