Form 10-Q
period 2000-06-30
IRONTON IRON INC
filed 2000-08-04
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

Ironton Iron, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1117407 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy Michigan (Address of principal executive offices)	48098-2683 (Zip code)

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
Yes X   No

At August 1, 2000 there were 23,000 shares of Common Stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
(in thousands of dollars)

	June 30,	December 31,
	2000	1999

	(Unaudited)

Assets:

Cash	$31	$16

Accounts receivable	3,011	6,654

Inventories	705	1,831

Assets held for sale	6,159	8,093

Total assets	9,906	16,594

Liabilities:

Accounts payable	—	2,699

Accrued liabilities	751	2,310

Shutdown costs	7,074	7,789

Accrued net operating losses	—	4,700

Due to affiliates	73,663	68,822

Total liabilities	81,488	86,320

Net liabilities in liquidation	$(71,582)	$(69,726)

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Net Liabilities
In
Liquidation

(Unaudited)

Net liabilities in liquidation at January 1, 2000	$69,726

Adjust net liabilities in liquidation to fair value	1,856

Net liabilities in liquidation at June 30, 2000	$71,582

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2000 (Unaudited)

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton and INTERMET’s management approved and announced its plan for the orderly shutdown of Ironton. Ironton ceased all operations on March 31, 2000 and terminated approximately 575 employees during the first quarter as a result of the shutdown. Approximately 10 people were terminated during the second quarter of 2000. At June 30, 2000, three people were still employed by Ironton in administrative functions. Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees were paid severance of approximately $1.0 million, in the aggregate, during the first quarter of 2000. Ironton agreed to make another $1.0 million severance payment to hourly employees after production ended, which was contingent on predetermined production performance as set forth in the closing agreement. However, the predetermined and agreed upon production performance was not achieved. Thus, no severance was paid to hourly employees beyond that which was paid during the first quarter. In April 2000, the union filed a grievance seeking payment of the remaining $1.0 million severance payment. INTERMET denied the grievance in May 2000 and the union filed an appeal of the denial in June. The grievance is subject to arbitration under the collective bargaining agreement. INTERMET estimates that the grievance will be arbitrated by the end of the fourth quarter of 2000, but is unable to estimate how much, if any, may be awarded. Thus, INTERMET and Ironton have not recorded any amounts for contingent liabilities with regard to the arbitration.

In December 1999 Ironton adopted the liquidation basis of accounting and recorded a $4.7 million liability at December 31, 1999 for estimated operating expenses during the liquidation period from January 1, 2000 through February 29, 2000. This charge was recorded directly to the statement of deficiency and includes the $1.0 million severance paid to the hourly employees during the first quarter of 2000. Estimated operating results subsequent to February 29, 2000 were not recorded in the 1999 financial statements because the amounts could not be accurately estimated at that time. The charge for operating expenses for the six months ended June 30, 2000 was approximately $6.6 million and was recorded directly to the statement of deficiency. This charge includes the $4.7 million liability recorded in 1999 for the period of January 1, 2000 to February 29, 2000. During the first six months of 1999, Ironton had revenues of $30.8 million and a net loss of $7.6 million.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements (continued)

June 30, 2000 (Unaudited)

1. Summary of Significant Accounting Policies (continued)

Background and Summary of Significant Developments ( continued)

During the fourth quarter of 1999, Ironton accrued approximately $1.3 million for severance for salaried employees, as part of the shutdown accrual. Approximately $0.6 million of that severance accrual and approximately $0.1 million of the remaining shutdown accrual items were paid during the six-month period ended June 30, 2000. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown. We did not accrue any additional amounts for asset impairment or shutdown for the three months ended June 30, 2000. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

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

2. Inventories

Inventories are stated at fair market value in accordance with the liquidation basis of accounting.

Inventories consist of the following (in thousands of dollars):

	June 30,	December 31,
	2000	1999

Finished goods		$290

Work in process		287

Raw materials		621

Supplies	$705	633

Totals	$705	$1,831

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements (continued)

June 30, 2000 (Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ironton ceased operations on March 31, 2000. Some of the assets have been sold during the first and second quarters. Management anticipates that the remaining assets, other than real property, will be sold during the remainder of 2000. Management also expects that at the earliest practical date after sale of assets, but most likely during the fourth quarter of 2000, demolition of the building will begin. Management anticipates that demolition would be complete in 2001 and expects that any required remediation will take place beginning in 2000 or 2001. Management believes that when the plan for orderly shutdown is complete and Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred or common shareholders and management does not anticipate that any such distributions will be made.

Ironton’s primary sources of cash for the first six months of 2000 were loans from parent of $4.8 million and accounts receivable of $3.6 million. During this period, Ironton’s uses of cash consisted primarily of costs of operations as well as reductions of accounts payable and other liabilities.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at June 30, 2000 and December 31, 1999. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Of the $7.8 million for shutdown costs accrued during the fourth quarter of 1999, approximately $0.6 million was paid for severance in the first six months of 2000. Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale and $1.4 million of the assets were sold during the six months ended June 30, 2000. We did not accrue any additional amounts for asset impairment or shutdown for the three months ended June 30, 2000. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Year 2000 Issue

There has been no material change in Ironton’s Year-2000 readiness since December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Ironton was subject to market risk with regard to interest rate and commodity pricing. As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Any disclosure regarding interest rate and commodity pricing risk is not meaningful and is not included.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Ironton is engaged in various legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation or results of its operations or cash flows, or that any of these matters will affect Ironton’s determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

27	Financial Data Schedule

(b)	Ironton filed a report on Form 8-K on April 17, 2000, File No. 0-17028, having an event date of March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ironton has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ E. R. Autry, Jr.

E. R. Autry, Jr. Vice President and Director (Principal Financial and Accounting Officer)

Date:	August 1, 2000

Exhibits Index

Exhibit Number	Description of Exhibit

27	Financial Data Schedule