Form 10-Q
period 2000-09-30
IRONTON IRON INC
filed 2000-11-14
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 1, 2000 there were 23,000 shares of common stock, no par value, outstanding.

Financial Data Schedule

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
(in thousands of dollars)

	September 30,	December 31,
	2000	1999

	(Unaudited)
Assets:

Cash	$102	$16

Accounts receivable	956	6,654

Inventories	705	1,831

Assets held for sale	6,159	8,093

Total assets	7,922	16,594

Liabilities:

Accounts payable	—	2,699

Accrued liabilities	416	2,310

Shutdown costs	6,135	7,789

Accrued net operating losses	—	4,700

Due to affiliates	72,908	68,822

Total liabilities	79,459	86,320

Net liabilities in liquidation	($71,537)	($69,726)

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Net Liabilities
In
Liquidation

(Unaudited)

Net liabilities in liquidation at January 1, 2000	$69,726

Adjust net liabilities in liquidation to fair value	1,811

Net liabilities in liquidation at September 30, 2000	$71,537

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2000 (Unaudited)

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET's board of directors authorized the closure of Ironton and INTERMET's management approved and announced its plan for the orderly shutdown of Ironton. Ironton ceased all operations on March 31, 2000 and terminated approximately 575 employees during the first quarter as a result of the shutdown. At September 30, 2000, Ironton did not have any employees. Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees were paid severance of approximately $1.0 million, in the aggregate, during the first quarter of 2000. Ironton agreed to make another $1.0 million severance payment to hourly employees after production ended, which was contingent on predetermined production performance as set forth in the closing agreement. However, the predetermined and agreed upon production performance was not achieved. Thus, no severance was paid to hourly employees beyond that which was paid during the first quarter. In April 2000, the union filed a grievance seeking payment of the remaining $1.0 million severance payment. Ironton denied the grievance in May 2000 and the union filed an appeal of the denial in June. The grievance is subject to arbitration under the collective bargaining agreement. INTERMET estimates that the grievance will be arbitrated by the end of the first quarter of 2001, but is unable to estimate how much, if any, may be awarded. Thus, INTERMET and Ironton have not recorded any amounts for contingent liabilities with regard to the arbitration.

In December 1999 Ironton adopted the liquidation basis of accounting and recorded a $4.7 million liability at December 31, 1999 for estimated operating expenses during the liquidation period from January 1, 2000 through February 29, 2000. This charge was recorded directly to the statement of deficiency and includes the $1.0 million severance paid to the hourly employees during the first quarter of 2000. Estimated operating results subsequent to February 29, 2000 were not recorded in the 1999 financial statements because the amounts could not be accurately estimated at that time. The charge for operating expenses for the nine months ended September 30, 2000 was approximately $6.5 million and was recorded directly to the statement of deficiency. This charge includes the $4.7 million liability recorded in 1999 for the period of January 1, 2000 to February 29, 2000.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements (continued)

September 30, 2000 (Unaudited)

1. Summary of Significant Accounting Policies (continued)

Background and Summary of Significant Developments (continued)

During the fourth quarter of 1999, Ironton accrued approximately $1.3 million for severance for salaried employees, as part of the shutdown accrual. Approximately $0.9 million of that severance accrual and approximately $0.7 million of the remaining shutdown accrual items were paid during the nine-month period ended September 30, 2000. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown. We have not accrued any additional amounts for asset impairment or shutdown subsequent to March 31, 2000 through September 30, 2000. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

There has been no change in the plan of disposal of the assets since December 31, 1999. We have commenced demolition of the building during the third quarter of 2000.

Basis of Presentation

The accompanying unaudited condensed financial statements of Ironton have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ironton's financial statements and footnotes included in its annual report on Form 10-K for the year ended December 31, 1999.

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

September 30, 2000 (Unaudited)

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

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,

•	the ability of Ironton to address and remediate any environmental issues within the amounts that have been reserved,

•	the future costs that may be associated with the shutdown, including, but not limited to, demolition of the buildings and other work that may be required at Ironton’s property

•	the outcome of the arbitration of the grievance filed by the union with respect to severance pay, and

•	other risks detailed from time to time in Ironton's filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ironton ceased operations on March 31, 2000. Some of the assets have been sold during the nine months ended September 30, 2000. Management anticipates that the remaining assets, other than real property, will be sold during the remainder of 2000. The demolition of the Ironton facility commenced during the third quarter and is approximately 50.0% complete. Management anticipates that demolition would be complete in 2001 and expects that any required remediation will take place beginning in 2000 or 2001. Management believes that when the plan for orderly shutdown is complete and Ironton's present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred or common shareholders and management does not anticipate that any such distributions will be made.

Ironton's primary sources of cash for the nine months of 2000 were net loans from parent of $4.1 million and accounts receivable of $5.7 million. During this period, Ironton's uses of cash consisted primarily of costs of operations as well as reductions of accounts payable and other liabilities.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at September 30, 2000 and December 31, 1999. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Of the $7.8 million for shutdown costs accrued during the fourth quarter of 1999, approximately $0.9 million was paid for severance in the first nine months of 2000. Ironton's land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale and $1.4 million of the assets were sold during the nine months ended September 30, 2000. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown. We did not accrue any additional amounts for asset impairment or shutdown for the second or third quarters of 2000. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Year 2000 Issue

There has been no material change in Ironton's Year-2000 readiness since December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Ironton was subject to market risk with regard to interest rate and commodity pricing. As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Any disclosure regarding interest rate and commodity pricing risk is not meaningful and is not included.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Ironton is engaged in various legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation or results of its operations or cash flows, or that any of these matters will affect Ironton's determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

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

Ironton Iron, Inc.

By:	/s/ E. R. Autry, Jr.
E. R. Autry, Jr.
Vice President and Director (Principal Financial and Accounting Officer)

Date:	August 1, 2000

Exhibits Index

Exhibit Number	Description of Exhibit

27	Financial Data Schedule.