Form 10-K
period 2000-12-31
IRONTON IRON INC
filed 2001-03-26
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-17028

IRONTON IRON, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1117407 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

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
Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 1, 2001 none of the registrant’s common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. Twenty three thousand shares of the registrant’s common stock were outstanding as of March 1, 2001 and held by Intermet Corporation.

*Registered as a result of the reclassification of the registrant’s common stock, no par value, into Series A Cumulative Preferred Stock, pursuant to an amendment to the registrant’s Articles of Incorporation filed on October 30, 1988, described in the registrant’s Form 8 to its Registration Statement on Form 10, dated November 3, 1988, previously filed with the Commission. See Item 1, “Business—General.”

PART I

Item 1.   Business

General

In July 1984, Ironton Iron, Inc. (“Ironton”) was incorporated under the laws of the State of Ohio. Until March 31, 2000, Ironton operated a foundry in Ironton, Ohio that manufactured ductile iron castings for the transportation industry.

In October 1988, Intermet Foundries, Inc. (“IFI”), a Georgia corporation and wholly-owned subsidiary of INTERMET Corporation (“INTERMET”), acquired, through a recapitalization, all of the outstanding common stock of Ironton. In connection with the recapitalization, IFI paid $2 million for 23,000 shares of newly issued common stock of Ironton and refinanced approximately $2.1 million of Ironton’s debt. As part of the recapitalization, Ironton issued a new class of non-voting Series A Cumulative Preferred Stock to the former holders of Ironton’s common stock in exchange for all of their common shares. The recapitalization was approved by a vote of the former common stockholders on October 24, 1988. On March 31, 1996, IFI was merged into INTERMET.

Because of Ironton’s continuing operational difficulties, customers representing a significant portion of its sales volumes informed INTERMET and Ironton in late 1999 that they decided to place their business with alternate sources. The foundry was an older facility and the cost to modernize would have further impacted already negative operating results. On December 7, 1999, INTERMET announced its plan for the liquidation of the Ironton facility. At December 31, 1999, Ironton adopted the liquidation basis of accounting. Operations at the foundry continued through first quarter of 2000 in order to fulfill customer needs. The foundry ceased operations at the end of the first quarter of 2000 and demolition of the building is expected to be completed during the second quarter of 2001.

Financial Information about Segments

Ironton was a single operating unit with essentially one product line. Virtually all sales were made to one geographic area (United States). Thus, Ironton was only one reportable segment.

Products, Markets and Sales

This is no longer applicable as Ironton has ceased operations and only operated through March 31, 2000, for customer needs.

Design, Manufacturing and Machining

This is no longer applicable as Ironton is in liquidation.

Raw Materials

This is no longer applicable as Ironton is in liquidation.

Cyclicality and Seasonality

This is no longer applicable as Ironton is in liquidation.

Backlog

This is no longer applicable as Ironton is in liquidation.

Competition

This is no longer applicable as Ironton is in liquidation.

Environmental Matters

See Item 3 – Legal proceedings

Ironton’s operations have been subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio EPA, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of hazardous and non-hazardous substances.

Ironton currently does not anticipate any environmental costs that would have a material effect on its financial position or ability to liquidate the facility. However, there is no assurance that Ironton’s previous activities will not give rise to actions by governmental agencies or private parties which could cause Ironton to incur fines, penalties, damages, cleanup costs or other similar expenses.

Employees

As of March 1, 2001, Ironton no longer employed any salary or hourly employees.

Item 2.   Properties

Ironton owns its foundry and offices located at 2520 South Third Street, Ironton, Ohio. As of March 1, 2001 70% of the plant has been razed and completion of the teardown of the facility is expected in the second quarter of 2001. The foundry and offices consisted of an aggregate of 514,000 square feet of buildings situated on 26 acres of land zoned for industrial use.

Item 3.   Legal Proceedings

In May 1999, Ironton voluntarily notified the Ohio Environmental Protection Agency (“OEPA”) of a breakdown in certain pollution control equipment at its foundry. However, due to an oversight, the notification was not considered timely under the applicable rules and regulations. The equipment was subsequently repaired and became operational until the Ironton facility was closed in March 2000. Although no notice of violation has been issued by OEPA with respect to this matter, it is possible that OEPA may pursue fines or penalties for this violation. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would have a material effect on Ironton’s net liabilities in liquidation or effect the liquidation of assets.

In December of 1999, Ironton entered into a Closing Agreement with the United Steelworkers of America and its Local 3664 governing the conditions under which the facility would shutdown. As a part of that agreement, Ironton agreed to pay severance pay to the members of Local 3664 in the amount of $1.0 million, which was paid on or about January 31, 2000. Ironton also agreed to pay an additional $1.0 million contingent upon the members of Local 3664 meeting certain production targets from January 31, 2000 until the shutdown at the end of March 2000. The production targets were not met. In 2000, the union filed a grievance asserting that its members were entitled to payment of the remaining $1.0 million, which was contested by Ironton. On January 23, 2001, the matter was heard by an arbitrator. No decision on the matter has been received.

Ironton is not aware of any other material pending or threatened legal proceedings to which Ironton is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Ironton during the fiscal year.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for Ironton’s common stock or Series A Cumulative Preferred Stock. As of March 1, 2001 none of the registrant’s common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,390 holders of record of Series A Cumulative Preferred Stock and Intermet was the sole holder of the common stock. Ironton did not sell unregistered securities within the past three years.

As part of Intermet’s 1988 purchase of Ironton, the previous stockholders of Ironton approved a recapitalization of Ironton. Under the recapitalization, the existing common stockholders each received an equivalent number of shares of Ironton’s newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton has incurred a cumulative net loss of $120.2 million since INTERMET purchased it in 1988.

Management believes that, when the plan for liquidation is complete, it is highly unlikely that there will be any assets available for distribution to its preferred or common stockholders and Ironton does not contemplate any such distributions. Therefore, the aggregate par value of the preferred stock, and related accumulated dividends, common stock, additional paid-in capital and accumulated deficit were eliminated in connection with the adoption of the liquidation basis of accounting at December 31, 1999.

Item 6.   Selected Financial Data

See Ironton’s audited financial statements.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, excluding the financial statements and related notes, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,
•	the ability of Ironton to address and remediate any environmental issues within the amounts that have been reserved,
•	the future costs that may be associated with the liquidation, including, but not limited to, demolition of the buildings and other work that may be required at Ironton’s property, and
•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Plant Closure and Liquidation Update

In December of 1999, INTERMET announced plans to permanently close the Ironton Iron, Inc. foundry. Operations at the foundry continued through first quarter of 2000 in order to fulfill customer needs. The results of current operations for 2000 have been recorded directly in the statement of deficiency in the accompanying financial statements. The foundry ceased operations at the end of the first quarter of 2000 and demolition of the building is expected to be completed during the second quarter of 2001. During the year, the facility utilized the proceeds from the sale of certain fixed assets of $4.5 million to fund the cost of demolishing the foundry. Also during 2000, $1.4 million of the assets remaining at the facility at December 31, 1999 were transferred to other INTERMET facilities.

At December 31, 1999, Ironton had $7.8 million accrued for the remaining costs to be incurred as a result of the shutdown. During the year Ironton incurred $5.2 million for demolition and environmental remediation and $1.0 million against an accrual for wages and benefits. Also during the 2000 Ironton paid $1.0 million in severance and benefits relating to the 500 union employees at Ironton, which was not previously accrued.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks

No longer applicable.

Item 8.   Financial Statements and Supplementary Data

The financial statements and the report of independent auditors identified in Item 14 (a) are included in this report beginning on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.   Directors and Executive Officers of the Registrant

As of March 1, 2001, the directors and executive officers of Ironton, their respective ages, positions, date of election and principal occupations were as follows:

Name (Age)	Principal Position(s)

Michael J. Ryan (51)	President and Director

E. R. “Skip” Autry (46)	Vice President and Director

Alan J. Miller (52)	Vice President, General Counsel and Secretary and Director

Mr. Ryan joined INTERMET in March of 2000 as the Executive Vice President - Operations. Prior to joining INTERMET, he was Vice President of Chassis Systems, North America for TRW. Mr. Ryan also served as the Vice President of North American Braking Systems for Lucas Varity and Vice President of Interior Operations for United Technologies Automotive prior to joining TRW. From 1981 through 1991, Mr. Ryan was with TRW Automotive during which he obtained the title General Manager of Automotive Products Remanufacturing. He started his career with Ford, advancing to Inspection Superintendent of North American Manufacturing prior to joining TRW Automotive. During April of 2000 Mr. Ryan was elected as a Director and President of Ironton.

Mr. Autry joined INTERMET in May of 2000 as the Vice President – Finance. Prior to joining INTERMET, Mr. Autry spent five years with Key Plastics most recently as the Vice President, Operations. Mr. Autry joined Key as the Chief Financial Officer. Mr. Autry, a Certified Public Accountant, spent ten years with the former Chrysler Corporation before leaving for Key. Mr. Autry was elected as a Director and Vice President of Ironton in April of 2000.

Mr. Miller joined INTERMET in August of 1998 as General Counsel and was named Vice President and General Counsel in August 1999 and Secretary in 2000. He served as Vice President, General Counsel and Secretary at Libbey-Owens-Ford Co., an automotive parts supplier, from February 1987 to July 1998. Mr. Miller was elected as a Director and Secretary of Ironton in April of 2000.

There are no family relationships between or among any of the officers and directors of Ironton.

The term of office for each director commences with his or her election and continues until the next annual meeting of shareholders or until his or her successor is elected and qualified.

Item 11.   Executive Compensation

Ironton has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI in 1988 (and subsequently by INTERMET).

Item 12.   Security Ownership of Certain Beneficial Owners and Management

As of March 1, 2001, none of the officers or directors of Ironton beneficially owned any of Ironton’s common stock, the only class of voting securities of Ironton. As of that date, Intermet Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of Ironton’s common stock (100% of the class).

Item 13.   Certain Relationships and Related Transactions

See Note 3 to the Financial Statements, which are included in this report, beginning on page F – 5.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

The following financial statements of Ironton are incorporated by reference into Item 8 of this Report:

	•	Report of Independent Auditors
	•	Statement of Net Liabilities in Liquidation at December 31, 2000 and 1999
	•	Statement of Deficiency for the year ended December 31, 2000
	•	Notes to Financial Statements

	2.	Financial Statement Schedules

Not applicable

3. Exhibits

The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended (included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

3.2	Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.1	Master Note and Continuing Guaranty, dated September 29, 1997, by and among Intermet Corporation, Lynchburg Foundry Company, Ironton Iron, Inc., Northern Castings Corporation, Intermet International, Inc., New River Castings Company and Bank of America National Trust and Savings Association and other subsidiaries or affiliates of BankAmerica Corporation (included as Exhibit 4.3 to Ironton’s Annual Report on Form 10-K for the 1997 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.2	Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among Intermet Corporation, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet’s Form 10-K for the year ended December 31, 1996, File No.
0-13787, previously filed with the Commission and incorporated herein by reference).

4.3	Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to Intermet’s Form 10-K for the year ended December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.4	Master Assignment and Acceptance Agreement dated December 9, 1996, by and among Intermet Corporation and various lenders named therein (included as Exhibit 4.15 to Intermet’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.5	Amended and Restated Note Agreement, dated March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to Intermet’s Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.6 (a)	$300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.14 (a) to Intermet’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.6 (b)	Contents of Omitted Exhibits and Schedules to the $300,000,000 Five-Year Credit Agreement (included as Exhibit 4.14 (b) to Intermet’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.6 (c)	Guaranty agreement for the $300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among Intermet Corporation, Ironton Iron, Inc., other subsidiaries of Intermet named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.8 (a)	$200,000,000 Term Loan Agreement, dated December 20, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.16 (a) to Intermet’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.8 (b)	Contents of Omitted Exhibits and Schedules to the $200,000,000 Term Loan Agreement (included as Exhibit 4.16 (b) to Intermet’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.8 (c)	Guaranty agreement for the $200,000,000 Term Loan Agreement, dated December 20, 1999, by and among Intermet Corporation, Ironton Iron, Inc., other subsidiaries of Intermet named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

10.1	Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment (included as exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028, previously filed with the Commission and incorporated herein by reference).

24	Power of Attorney is included on the signature pages of this Report.

(b)	Ironton did not file any reports on Form 8-K for the fourth quarter of 2000.

(c)	Ironton has filed as exhibits to this report those exhibits required by Item 601 of Regulation S-K.

(d)	Ironton has excluded the financial statement schedules required by Regulation S-X because the information required to be contained in them is not applicable.

Report of Independent Auditors
Statements of Net Liabilities in Liquidation at December 31, 2000 and 1999
Statement of Deficiency for the year ended December 31, 2000
Notes to Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying statements of net liabilities in liquidation of Ironton Iron, Inc.(“the Company”) (a subsidiary of INTERMET Corporation) as of December 31, 2000 and 1999 and the statement of deficiency for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Board of Directors of INTERMET Corporation authorized the closure of the Company and on December 7, 1999, INTERMET’s management announced its plan for the liquidation of the Company. Accordingly, the Company adopted the liquidation basis of accounting effective December 31, 1999.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Ironton Iron, Inc. as of December 31, 2000 and 1999 and the statement of deficiency for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States, applied on the basis described in the preceding paragraph.

/s/ Ernst & Young LLP

Detroit, Michigan
February 1, 2001

Ironton Iron, Inc.
(In Process of Liquidation)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	December 31,	December 31,
	2000	1999

Assets:

Cash	—	$16

Accounts receivable	—	6,654

Inventories	—	1,831

Assets held for sale	$1,912	8,093

Total assets	1,912	16,594
Liabilities:

Accounts payable	75	2,699

Accrued liabilities	568	2,310

Shutdown costs	1,541	7,789

Accrued net operating losses	—	4,700

Due to affiliates	71,413	68,822

Total liabilities	73,597	86,320

Net liabilities in liquidation	$71,685	$69,726

See accompanying notes.

Ironton Iron, Inc.
(In Process of Liquidation)

Statement of Deficiency
(in thousands of dollars)

Year ended
December 31,
2000

Net liabilities in liquidation at December 31, 1999	$69,726

Changes in net liabilities in liquidation	1,959

Net liabilities in liquidation at December 31, 2000	$71,685

See accompanying notes.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. INTERMET’s management approved and announced its plan for the liquidation of Ironton on December 7, 1999. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value of $8.1 million as of December 31, 1999. Also at December 31, 1999, Ironton recorded a shut down accrual for the building demolition and remediation costs of $6.6 million; and provisions totaling $1.2 million for severance pay and employee benefits. At December 31, 1999 Ironton adopted the liquidation basis of accounting and recorded a $4.7 million liability at December 31, 1999 for estimated operating expenses during the liquidation period from January 1, 2000 through February 29, 2000. This liability included the $1.0 million severance paid to the hourly employees during the first quarter of 2000 pursuant to a closing agreement negotiated with the United Steelworkers of America on behalf of its Local 3664. Ironton ceased all operations on March 31, 2000 and terminated approximately 575 employees during the first quarter as a result of the shutdown.

The charge for operating expenses incurred subsequent to February 29, 2000 through December 31, 2000 was approximately $1.8 million and was recorded directly to the statement of deficiency for the year ended December 31, 2000.

During 2000, Ironton incurred approximately $5.2 million related to costs for environmental remediation and to raze the building. The remaining accrual of $1.5 million, which is included in “Shutdown costs” at December 31, 2000, is an estimate of the remaining costs to be incurred related primarily to remediation.

During 2000, approximately $1.0 million accrued at December 31, 1999 for the severance and related benefits of 100 salaried employees was paid. The remaining $0.2 million of the amount accrued during 1999, was recorded as a recovery and recorded directly to the statement of deficiency.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

1.   Summary of Significant Accounting Policies (continued)

Also during 2000, Ironton transferred assets with net book values of approximately $1.4 million, at December 31, 1999, to other INTERMET facilities. Ironton sold $4.5 million of assets during 2000 and $1.9 million continues to be recorded as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at December 31, 2000. Approximately $0.3 million was recorded directly to the statement of deficiency as an additional writedown of the remaining assets held for sale in 2000.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Ironton has made significant estimates relative to the valuation of all its assets and liabilities, including, among others, the estimate for shutdown and the fair value of assets held for sale. Actual results may differ from amounts estimated.

Basis of Accounting

Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities are recognized in the statement of deficiencies in the period in which such changes are known. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the adoption of the plan for liquidation, comparative information using accounting principles applicable to a going concern and certain other disclosures are not meaningful and have not been presented in the accompanying financial statements.

2.   Income Taxes

INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the year ended December 31, 2000, no provision for income taxes has been recorded as the income tax benefit for the losses incurred has been fully reserved. Deferred tax assets are fully reserved at December 31, 2000 and 1999.

3.   Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made for the administrative expenses incurred related to Ironton during 2000.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

3.   Related Party Transactions (continued)

INTERMET and its subsidiaries, including Ironton, are jointly and severally liable, through guaranties, for any borrowings under the agreements described below:

INTERMET signed a five-year $300 million unsecured revolving credit agreement with a bank group on November 5, 1999 of which the balance outstanding at December 31, 2000 is $139 million. The revolving credit agreements provide INTERMET with several interest rate-pricing mechanisms based on LIBOR.

INTERMET has $15,000,000 outstanding under an unsecured term loan agreement with Bank of Nova Scotia. The note bears interest at a rate of LIBOR plus 1.50% per annum.

In December 1999, INTERMET borrowed an additional $200 million in the form of an eighteen-month unsecured term loan with a bank group. Interest on outstanding borrowings is based on several interest rate pricing mechanisms. The term loan requires INTERMET to maintain financial ratios and imposes limitations on specified activities. The balance outstanding at December 31, 2000 was $200 million.

INTERMET loans money to, or invests the excess cash of, each of its subsidiaries including Ironton. Amounts depend on the cash requirements of each subsidiary. At December 31, 2000 and 1999 outstanding loans from INTERMET to Ironton were $71.4 million and $68.8 million, respectively, in the aggregate. During 2000 INTERMET charged Ironton for approximately $150,000 in interest on the inter-company payable owed to INTERMET, recorded directly to the statement of deficiency.

4.   Commitments and Contingencies

Legal

In December of 1999, Ironton entered into a Closing Agreement with the United Steelworkers of America on behalf of its Local 3664 governing the conditions under which the facility would shutdown. As a part of that agreement, Ironton agreed to pay severance pay to the members of Local 3664 in the amount of $1.0 million, which was paid on or about January 31, 2000. Ironton also agreed to pay an additional $1.0 million contingent upon the members of Local 3664 meeting certain production targets from January 31, 2000 until the shutdown at the end of March 2000. The production targets were not met. In 2000, the union filed a grievance asserting that its members were entitled to payment of the remaining $1.0 million, which was contested by Ironton. On January 23, 2001, the matter was heard by an arbitrator. No decision on the matter has been received.

Ironton is engaged in various other legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material effect on its net liabilities in liquidation, or that any of these matters will affect its liquidation.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

4.   Commitments and Contingencies (continued)

Environmental

In May 1999, Ironton voluntarily notified the Ohio Environmental Protection Agency (“OEPA”) of a breakdown in certain pollution control equipment at its foundry. However, due to an oversight, the notification was not considered timely under the applicable rules and regulations. The equipment was subsequently repaired and became operational until the Ironton facility was closed in March 2000. Although no notice of violation has been issued by OEPA with respect to this matter, it is possible that OEPA may pursue fines or penalties for this violation.

Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would have a material adverse effect on Ironton’s net liabilities in liquidation or effect Ironton’s determination to proceed with its liquidation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Michael J. Ryan
Michael J. Ryan President and Director

Date:	March 28, 2001

Power of Attorney and Signatures

Know all men by these presents, that each person whose signature appears below constitutes and appoints Michael Ryan and E. R. Autry, or either of them, as attorney-in-fact, each with power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 23, 2001, by the following persons on behalf of the Company in the capacities indicated.

Signature	Capacity

/s/ Michael J Ryan	President and Director (Principal Executive Officer)

Michael J Ryan

/s/ E. R. Autry	Vice President and Director (Principal Financial Officer and Principal Accounting Officer)

E. R. Autry

/s/ Alan J. Miller	Secretary and Director

Alan J. Miller

Exhibits Index

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended (included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

3.2	Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.1	Master Note and Continuing Guaranty, dated September 29, 1997, by and among INTERMET Corporation, Lynchburg Foundry Company, Ironton Iron, Inc., Northern Castings Corporation, INTERMET International, Inc., New River Castings Company and Bank of America National Trust and Savings Association and other subsidiaries or affiliates of BankAmerica Corporation (included as Exhibit 4.3 to Ironton’s Annual Report on Form 10-K for the 1997 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

4.2	Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among INTERMET Corporation, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.3	Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among INTERMET, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to INTERMET’s Form 10-K for the year ended December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.4	Master Assignment and Acceptance Agreement dated December 9, 1996, by and among INTERMET Corporation and various lenders named therein (included as Exhibit 4.15 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.5	Amended and Restated Note Agreement, dated March 21, 1996, by and between INTERMET Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to INTERMET’s Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.6 (a)	$300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.14 (a) to INTERMET’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.6 (b)	Contents of Omitted Exhibits and Schedules to the $300,000,000 Five-Year Credit Agreement (included as Exhibit 4.14 (b) to INTERMET’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.6 (c)	Guaranty agreement for the $300,000,000 Five-Year Credit Agreement dated November 5, 1999, by and among INTERMET Corporation, Ironton Iron, Inc., other subsidiaries of INTERMET named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as Exhibit 4.14(a) to INTERMET’s Form 10-K for the year ended December 31, 1999. File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.8 (a)	$200,000,000 Term Loan Agreement, dated December 20, 1999, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.16 (a) to INTERMET’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.8 (b)	Contents of Omitted Exhibits and Schedules to the $200,000,000 Term Loan Agreement (included as Exhibit 4.16 (b) to INTERMET’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.8 (c)	Guaranty agreement for the $200,000,000 Term Loan Agreement, dated December 20, 1999, by and among INTERMET Corporation, Ironton Iron, Inc., other subsidiaries of INTERMET named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as Exhibit 4.16(a) to INTERMET’s Form 10-K for the year ended December 31, 1999, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1	Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference).

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment (included as exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028, previously filed with the Commission and incorporated herein by reference).

24	Power of Attorney is included on the signature pages of this Report.