Form 10-Q
period 2001-03-31
IRONTON IRON INC
filed 2001-05-15
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

At April 1, 2001 there were 23,000 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
(in thousands of dollars)

	March 31,	December 31,
	2001	2000

Assets:

Assets held for sale	$1,912	$1,912

Total assets	1,912	1,912

Liabilities:

Accounts payable	231	75

Accrued liabilities	—	568

Shutdown costs	1,063	1,541

Due to affiliates	72,308	71,413

Total liabilities	73,612	73,597

Net liabilities in liquidation	$71,700	$71,685

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Three Months
ended
March 31,
2001

Net liabilities in liquidation at December 31, 2000	$71,685

Changes in net liabilities in liquidation	15

Net liabilities in liquidation at March 31, 2001	$71,700

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2001 (Unaudited)

1.	Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. INTERMET’s management approved and announced its plan for the liquidation of Ironton. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value. Also at December 31, 1999, Ironton recorded a shut down accrual for the building demolition and remediation costs. At December 31, 1999, Ironton adopted the liquidation basis of accounting.

During the period of January 1, 2001 through March 31, 2001, the Company paid approximately $0.5 million primarily for remediation, which was included principally in accrued liabilities and, accrued shutdown at December 31, 2000. The remaining shutdown costs accrued at March 31, 2001 is management’s estimate of the remaining costs for remediation.

The $1.9 million included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at March 31, 2001 is the estimated fair value of the remaining assets.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2001 (Unaudited)

1.	Summary of Significant Accounting Policies (continued)

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

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry during 2001, no allocation was made for the administrative expenses incurred related to Ironton during 2001.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2001 (Unaudited)

3.	Commitments and Contingencies

Legal

Ironton is engaged in various other legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation, or that any of these matters will affect its liquidation.

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

Liquidity and Capital Resources

Ironton ceased operations on March 31, 2000. As of March 31, 2001 only $1.9 million in fixed assets remain. Management anticipates that the remaining assets, other than real property, will be sold or used at other INTERMET facilities during the remainder of 2001. The demolition of the Ironton facility commenced during the third quarter of 2000 and is approximately 85.0% complete. Management anticipates that demolition will be complete in second quarter of 2001. Further, Management believes that when the plan for orderly shutdown is complete and Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred or common shareholders and management does not anticipate that any such distributions will be made. During this period, Ironton’s uses of cash consisted primarily of remediation cots previously included in “Shutdown costs” in the accompanying financial statements.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at March 31, 2001 and December 31, 2000. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale. We did not accrue any additional amounts for asset impairment or shutdown for the three months ended March 31, 2001. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Therefore quantitative and qualitative disclosure about market risk are not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Ironton is engaged in certain legal proceedings. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation or results of its operations or cash flows, or that any of these matters will affect Ironton’s determination to proceed with the plan for orderly shutdown of operations and liquidation of assets.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By: /s/ E. R. Autry, Jr.

E. R. Autry, Jr. Vice President and Director (Principal Financial and Accounting Officer)

Date:	May 13, 2001