Form 10-Q
period 2001-06-30
IRONTON IRON INC
filed 2001-08-14
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

At August 1, 2001 there were 23,000 shares of preferred stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
(in thousands of dollars)

	June 30,	December 31,
	2001	2000

Assets:

Other receivables	$43

Assets held for sale	877	$1,912

Total assets	920	1,912

Liabilities:

Accrued Liabilities	242	2,184

Due to affiliates	72,357	71,413

Total liabilities	72,599	73,597

Net liabilities in liquidation	$71,679	$71,685

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Six Months ended
June 30, 2001

Net liabilities in liquidation at December 31, 2000	$71,685

Changes in net liabilities in liquidation	(6)

Net liabilities in liquidation at June 30, 2001	$71,679

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2001 (Unaudited)

1.	Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. INTERMET’s management approved and announced its plan for the liquidation of Ironton. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value. At December 31, 1999, Ironton recorded a shut down accrual for the building demolition and remediation costs. Also at December 31, 1999 Ironton adopted the liquidation basis of accounting.

During the period of January 1, 2001 through June 30, 2001, the Company paid approximately $1.9 million primarily for remediation, which was included principally in accrued liabilities at December 31, 2000. The remaining shutdown costs accrued at June 30, 2001, are management’s estimate of the remaining costs for remediation.

The $0.9 million included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at June 30, 2001 is the estimated fair value of the remaining assets. During the quarter, management transferred $0.7 million of equipment to other INTERMET owned facilities and sold $0.3 million of equipment.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2001 (Unaudited)

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

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2001 (Unaudited)

3.	Commitments and Contingencies

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ironton ceased operations on March 31, 2000.   As of June 30, 2001 only $0.9 million in fixed assets remain. Management anticipates that the remaining assets, other than real property, will be sold or used at other INTERMET facilities during the remainder of 2001. The demolition of the Ironton facility commenced during the third quarter of 2000 and is approximately 95.0% complete. Management anticipates that demolition will be complete in third quarter of 2001. Further, Management believes that when the plan for orderly shutdown is complete and Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders and management does not anticipate that any such distributions will be made. During this period, Ironton’s uses of cash consisted primarily of remediation costs previously included in accrued liabilities.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at June 30, 2001 and December 31, 2000. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale. We did not accrue any additional amounts for asset impairment or shutdown for the six months ended June 30, 2001. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Therefore, quantitative and qualitative disclosures about market risk are not applicable.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Ironton is engaged in various legal proceedings and other matters incidental to its normal business activities. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

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

Ironton Iron, Inc.

By: /s/ Doretha Christoph

Doretha Christoph

Vice President and Director (Principal Financial and

Accounting Officer)

Date:	August 13, 2001

Exhibits Index

Exhibit Number	Description of Exhibit

None