Form 10-Q
period 2001-09-30
IRONTON IRON INC
filed 2001-11-08
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

At November 2, 2001 there were 23,000 shares of preferred stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
 (in thousands of dollars)

	September 30,	December 31,
	2001	2000

	(Unaudited)

Assets:
Assets held for sale	962	$1,912
Liabilities:
Accrued liabilities	42	2,184
Due to affiliates	75,261	71,413

Total liabilities	75,303	73,597

Net liabilities in liquidation	$74,341	$71,685

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Nine Months
ended
September 30,
2001

(Unaudited)

Net liabilities in liquidation at December 31, 2000	$71,685
Changes in net liabilities in liquidation	2,656

Net liabilities in liquidation at September 30, 2001	$74,341

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2001 (Unaudited)

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. INTERMET Corporation owns all of the issued and outstanding common stock of Ironton.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. INTERMET’s management approved and announced its plan for the liquidation of Ironton. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value. At December 31, 1999, Ironton recorded a shut down accrual for the building demolition and environmental remediation costs. Also at December 31, 1999 Ironton adopted the liquidation basis of accounting.

During the period of January 1, 2001 through September 30, 2001, Ironton paid approximately $2.0 million primarily for environmental remediation, which was included principally in accrued liabilities at December 31, 2000. The remaining accrued liabilities at September 30, 2001, are management’s estimate of the remaining costs for environmental remediation.

The $1.0 million included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at September 30, 2001 is the estimated fair value of the remaining assets.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2001 (Unaudited)

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

2. Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry in 2000, no allocation was made for the administrative expenses incurred related to Ironton during 2001.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2001 (Unaudited)

3. Commitments and Contingencies

Ironton is engaged in various other legal proceedings and other matters. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation, or that any of these matters will affect its liquidation.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,
•	the ability of Ironton to address and remediate any environmental issues within the amounts that have been reserved,
•	the future costs that may be associated with the shutdown, including, but not limited to, work that may be required at Ironton’s property
•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Ironton ceased operations on March 31, 2000. As of September 30, 2001 only $1 million in fixed assets remain. Management anticipates that the remaining assets, other than real property, will be sold or transferred to other INTERMET facilities during the remainder of 2001. The demolition of the Ironton facility commenced during the third quarter of 2000 and was completed in third quarter of 2001. Further, Management believes that when the plan for orderly shutdown is complete and Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders and management does not anticipate that any such distributions will be made. During this period, Ironton’s uses of cash consisted primarily of remediation costs previously included in accrued liabilities.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at September 30, 2001 and December 31, 2000. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale. We did not accrue any additional amounts for asset impairment or shutdown for the nine months ended September 30, 2001. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

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

Ironton Iron, Inc.

	By:	/s/ Doretha Christoph

Doretha Christoph Vice President and Director (Principal Financial and Accounting Officer)

Date:		November 2, 2001