Form 10-K
period 2001-12-31
IRONTON IRON INC
filed 2002-04-01
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or

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

As of March 28, 2002 none of the registrant’s common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. Twenty three thousand shares of the registrant’s common stock were outstanding as of March 28, 2002 and held by INTERMET Corporation.

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

FORM 10-K
PART I
PART II
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Statements of Net Liabilities in Liquidation
Statement of Deficiency
Notes to Financial Statements
SIGNATURES
First Amended and Restated Guaranty Agreement
Borrower Pledge and Security Agreement
Open-end Mortgage, Security Agreement
First Amended and Restated Guaranty Agreement

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

Because of Ironton’s continuing operational difficulties, customers representing a significant portion of its sales volumes informed INTERMET and Ironton in late 1999 that they decided to place their business with alternate sources. The foundry was an older facility and the cost to modernize would have further impacted already negative operating results. On December 7, 1999, INTERMET announced its plan for the liquidation of the Ironton facility. At December 31, 1999, Ironton adopted the liquidation basis of accounting. Operations at the foundry continued through first quarter of 2000 in order to fulfill customer needs. The foundry ceased operations at the end of the first quarter of 2000 and demolition of the building was completed by March 31, 2001.

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

Ironton currently does not anticipate any environmental costs that would have a material adverse effect on its financial position or ability to liquidate the facility. However, there is no assurance that Ironton’s previous activities will not give rise to actions by governmental agencies or private parties which could cause Ironton to incur fines, penalties, damages, cleanup costs or other similar expenses.

Employees

As of March 1, 2001, Ironton no longer employed any salary or hourly employees.

Item 2. Properties

Ironton owns its foundry and offices located at 2520 South Third Street, Ironton, Ohio. Demolition occurred in 2001. As of March 28, 2002 100% of the plant has been razed. The foundry and offices consisted of an aggregate of 514,000 square feet of buildings situated on 26 acres of land zoned for industrial use.

Item 3. Legal Proceedings

In May 1999, Ironton voluntarily notified the Ohio Environmental Protection Agency (“OEPA”) of a breakdown in certain pollution control equipment at its foundry. However, due to an oversight, the notification was not considered timely under the applicable rules and regulations. The equipment was subsequently repaired and became operational until the Ironton facility was closed in March 2000. Although no notice of violation has been issued by OEPA with respect to this matter, it is possible that OEPA may pursue fines or penalties for this violation. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would have a material adverse effect on Ironton’s net liabilities in liquidation or effect the liquidation of assets.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for Ironton’s common stock or Series A Cumulative Preferred Stock. As of March 28, 2002 none of the registrant’s common stock was held by non-affiliates of the registrant; therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,389 holders of record of Series A Cumulative Preferred Stock and Intermet was the sole holder of the common stock. Ironton did not sell unregistered securities within the past three years.

As part of INTERMET’S 1988 purchase of Ironton, the previous stockholders of Ironton approved a recapitalization of Ironton. Under the recapitalization, the existing common stockholders each received an equivalent number of shares of Ironton’s newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton incurred a cumulative net loss of $120.2 million since INTERMET purchased it in 1988 through December 31, 1999, the date Ironton adopted liquidation-based accounting.

Management believes that, when the plan for liquidation is complete, there will not be any assets available for distribution to its preferred or common stockholders and Ironton does not contemplate any such distributions. Therefore, the aggregate par value of the preferred stock, and related accumulated dividends, common stock, additional paid-in capital and accumulated deficit were eliminated in connection with the adoption of the liquidation basis of accounting at December 31, 1999.

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

Plant Closure and Liquidation Update

In December of 1999, INTERMET announced plans to permanently close the Ironton Iron, Inc. foundry. Operations at the foundry continued through first quarter of 2000 in order to fulfill customer needs. The foundry ceased operations at the end of the first quarter of 2000 and demolition of the building was completed by the end of the first quarter of 2001. During 2001 and 2000, the facility utilized the proceeds from the sale of certain fixed assets of $0.3 million and $4.5 million to fund the cost of demolishing the foundry. Also during 2001 and 2000, $0.7 million and $1.4 million respectively of the assets remaining at the facility at December 31, 1999 were transferred to other INTERMET facilities.

At December 31, 1999, Ironton had $7.8 million accrued for the remaining costs to be incurred as a result of the shutdown. During 2000 Ironton incurred $5.2 million for demolition and environmental remediation and $1.0 million against an accrual for wages and benefits. Also during 2000 Ironton paid $1.0 million in severance and benefits relating to the 500 union employees at Ironton, which was not previously accrued. In 2001, we spent approximately $1.5 million for shutdown and professional fees related to costs for Ironton remediation. Additionally we paid out approximately $0.4 million in workers’ compensation. The remaining accrual of $0.5 million, which is included in “Accrued liabilities” is our estimate of the remaining costs to be incurred related primarily to workers’compensation and legal. Additional costs of $842,000 were incurred during 2001 related to workers’compensation and group insurance and were recorded directly to the statement of deficiency.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

As of March 28, 2002, the directors and executive officers of Ironton, their respective ages, positions, date of election and principal occupations were as follows:

Name (Age)	Principal Position(s)

Michael J. Ryan (52)	President and Director

Doretha Christoph (52)	Vice President and Director

Alan J. Miller (53)	Secretary and Director

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

Ms. Christoph re-joined INTERMET as Vice President – Finance and Chief Financial Officer in June of 2001 after serving in the same position with The McClatchy Company, a newspaper publisher, from February 2000 to December 2000. Ms. Christoph left INTERMET in February 2000 to join Sacramento, California-based McClatchy. She originally joined INTERMET in 1995 from LNP Engineering Plastics, Inc., a subsidiary of Kawasaki Steel Corporation. Prior to this, Ms. Christoph held financial and accounting management positions with Imperial Chemical Industries Americas (ICI), DuPont, Johnson & Johnson and Cummins Engine Company. During 2001, Ms. Christoph was elected as a Director and Vice President of Ironton.

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

The term of office for each director commences with his or her election and continues until his or her successor is elected and qualified.

Item 11. Executive Compensation

Ironton has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI in 1988 (and subsequently by INTERMET).

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 28, 2002, none of the officers or directors of Ironton beneficially owned any of Ironton’s common stock, the only class of voting securities of Ironton. As of that date, Intermet Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of Ironton’s common stock (100% of the class).

Item 13. Certain Relationships and Related Transactions

See Note 3 to the Financial Statements, which are included in this report, beginning on page F – 5.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements

The following financial statements of Ironton are incorporated by reference into Item 8 of this Report:

•	Report of Independent Auditors
•	Statements of Net Liabilities in Liquidation at December 31, 2001 and 2000
•	Statement of Deficiency for the year ended December 31, 2001
•	Notes to Financial Statements

2. Financial Statement Schedules

Not applicable

3. Exhibits

The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended (included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference)

3.2	Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference)

4.1 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.14 (a) to Intermet Corporation’s Form 10-Q dated August 14, 2001 and incorporated herein by reference)

4.1 (b)	First Amended and Restated Guaranty Agreement dated as of July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of Intermet Corporation and the Bank of Nova Scotia.

4.1 (c)	Borrower Pledge and Security Agreement dated as of July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of Intermet Corporation, and The Bank of Nova Scotia.

4.1 (d)	Open-end Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases dated August 15, 2001 by Ironton Iron, Inc., as mortgager, in favor of The Bank of Nova Scotia

4.2 (a)	$182, 750,000 First Amended and Restated Term Loan Agreement, dated July 17, 2001, by and among INTERMET Corporation, Ironton Iron, Inc., The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.16(a) to INTERMET Corporation’s Form 10-Q filed August 14, 2001 and incorporated herein by reference)

4.2 (b)	First Amended and Restated Guaranty Agreement dated as of July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of Intermet Corporation, and The Bank of Nova Scotia.

10.1	Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference)

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment (included as exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028, previously filed with the Commission and incorporated herein by reference)

(b)	Ironton did not file any reports on Form 8-K for the fourth quarter of 2001.

(c)	Ironton has filed as exhibits to this report those exhibits required by Item 601 of Regulation S-K.

(d)	Ironton has excluded the financial statement schedules required by Regulation S-X because the information required to be contained in them is not applicable.

Report of Independent Auditors

The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying statements of net liabilities in liquidation of Ironton Iron, Inc. (“the Company”) (a subsidiary of INTERMET Corporation) as of December 31, 2001 and 2000 and the statement of deficiency for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Ironton Iron, Inc. as of December 31, 2001 and 2000 and the statement of deficiency for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States, applied on the basis described in the preceding paragraph.

/s/ Ernst & Young LLP

Detroit, Michigan
February 6, 2002

Ironton Iron, Inc.
(In Process of Liquidation)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	December 31,	December 31,
	2001	2000

Assets held for sale	$962	$1,912
Liabilities:
Accounts payable	15	75
Accrued liabilities	469	568
Shutdown costs	—	1,541
Due to affiliates	73,005	71,413

Total liabilities	73,489	73,597

Net liabilities in liquidation	$72,527	$71,685

See accompanying notes.

Ironton Iron, Inc.
(In Process of Liquidation)

Statement of Deficiency
(in thousands of dollars)

Year ended
December 31,
2001

Net liabilities in liquidation at December 31, 2000	$71,685
Changes in net liabilities in liquidation	842

Net liabilities in liquidation at December 31, 2001	$72,527

See accompanying notes.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. Ironton is a subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. On December 7, 1999, INTERMET’s management approved and announced its plan for the liquidation of Ironton. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value.

Operations at the foundry continued through the first quarter of 2000 in order to fill customer needs. The foundry ceased operations at the end of the first quarter 2000 and demolition of the building was completed by the end of the first quarter of 2001.

In 2001, we spent approximately $1.5 million for shutdown and professional fees related to costs for Ironton remediation. In 2001, we paid out approximately $0.4 million in workers’ compensation. In addition, we increased the workers’ compensation accrual by $0.3 million to adjust the liability to our expected amount to be paid for workers’ compensation claims. These expenditures were accrued for at December 31, 1999. The accrual balance of $0.5 million, which is included in Accrued liabilities in the accompanying balance sheet in 2001, is our estimate of the remaining costs to be incurred related primarily to workers’ compensation and legal. In addition, we incurred approximately $0.5 million of additional health care costs not previously accrued which we recorded directly to the Statement of Deficiency.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

During 2001, we transferred Ironton assets with net book values of $0.7 million to our other facilities. During 2001 we sold certain assets of $0.3 million. The remaining $0.9 million of assets of the $8.0 million shown as held for sale in 1999 represents our estimate of the assets’fair value.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Ironton has made significant estimates relative to the valuation of all its assets and liabilities, including, among others, the fair value of assets held for sale. Actual results may differ from amounts estimated.

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

2. Income Taxes

INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the year ended December 31, 2001, no provision for income taxes has been recorded as the income tax benefit for the losses incurred has been fully reserved. Deferred tax assets are fully reserved at December 31, 2001 and 2000.

3. Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the administrative expenses incurred during 2001 or 2000.

Ironton Iron, Inc.
(In Process of Liquidation)

Notes to Financial Statements

3. Related Party Transactions (continued)

INTERMET and its subsidiaries, including Ironton, are jointly and severally liable, through guaranties, for any borrowings under the agreements described below:

INTERMET amended its $300 million unsecured revolving credit agreement with a bank group on July 17, 2001. The maturity date continues to be November 5, 2004. The interest rate on the revolving credit was LIBOR plus 3.25%.

Also on July 17, 2001, Intermet amended and restated its term loan agreement with the Bank of Nova Scotia. Under the terms of the term loan agreement, the principal balance was reduced and the maturity date was extended to December 20, 2002. The note bears interest at a rate of LIBOR plus 3.25% per annum.

At December 31, 2001 and 2000 outstanding loans from INTERMET to Ironton were $73.0 and $71.4 million, respectively, in the aggregate.

4. Commitments and Contingencies

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

Ironton Iron, Inc.

By:	/s/ Michael J. Ryan

Michael J. Ryan
President and Director

By:	/s/ Doretha Christoph

Doretha Christoph
Vice President and Director

By:	/s/ Alan J. Miller

Alan J. Miller
Secretary and Director

Date:	March 28, 2002

Exhibits Index

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended (included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference)

3.2	Code of Regulations of Ironton Iron, Inc., as amended (included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference)

4.1 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among INTERMET Corporation, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein (included as Exhibit 4.14 (a) to INTERMET Corporation’s Form 10-Q dated August 14, 2001 and incorporated herein by reference)

4.1(b)	First Amended and Restated Guaranty Agreement dated as of July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of Intermet Corporation and The Bank of Nova Scotia.

4.1(c)	Borrower Pledge and Security Agreement dated as of July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of Intermet Corporation, and The Bank of Nova Scotia.

4.1 (d)	Open-end Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases dated August 15, 2001 by Ironton Iron, Inc., as mortgager, in favor of The Bank of Nova Scotia.

4.2 (a)	$182,750,000 First Amended and Restated Term Loan Agreement, dated July 17, 2001, by and among INTERMET Corporation, Ironton Iron, Inc., other subsidiaries of INTERMET named therein, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as Exhibit 4.16 (a) to INTERMET Corporation’s Form 10-Q filed August 14, 2001 and incorporated herein by reference)

4.2 (b)	First Amended and Restated Guaranty Agreement dated as of July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of Intermet Corporation, and The Bank of Nova Scotia.

10.1	Ironton Iron, Inc. Retirement Plan, as amended (included as Exhibit 10.1 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, file no. 0-17028, previously filed with the Commission and incorporated herein by reference)

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment (included as exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028, previously filed with the Commission and incorporated herein by reference)