Form 10-Q
period 2002-03-31
IRONTON IRON INC
filed 2002-05-15
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002, or

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

Yes            No

At April 30, 2002 there were 23,000 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
(in thousands of dollars)

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets:
Assets held for sale	$962	$962
Liabilities:
Accrued liabilities	433	484
Due to affiliates	73,134	73,005

Total liabilities	73,567	73,489

Net liabilities in liquidation	$72,605	$72,527

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Three Months ended
March 31, 2002

(Unaudited)
Net liabilities in liquidation at December 31, 2001	$72,527
Changes in net liabilities in liquidation	78

Net liabilities in liquidation at March 31, 2002	$72,605

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2002 (Unaudited)

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

The $484 thousand accrued at December 31, 2001 consisted primarily of workers’ compensation and environmental. During the three months ended March 31, 2002, we incurred costs of $40 thousand related to workers’ compensation, $40 thousand related to environmental and $60 thousand related to health insurance. Those amounts not accrued previously were recorded directly to the statement of deficiency. The remaining accrued liabilities at March 31, 2002 are management’s estimate of the remaining costs for workers’compensation.

The $1.0 million included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at March 31, 2002 is the estimated fair value of the remaining assets.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2002 (Unaudited)

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

2. Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry in 2000, no allocation was made for the administrative expenses incurred related to Ironton during 2002.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2002 (Unaudited)

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

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000. As of March 31, 2002, Ironton has $962 thousand in fixed assets remaining, including the real property at which Ironton operated. Management anticipates that the remaining assets, other than real property, will be sold or transferred to other INTERMET facilities during the remainder of 2002. The demolition of the Ironton facility commenced during the third quarter of 2000 and was completed in third quarter of 2001. Management believes that when the plan for orderly shutdown is complete and Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders and management does not anticipate that any such distributions will be made.

During the three months ended March 31, 2002, Ironton spent approximately $40 thousand for workers’ compensation claims, $60 thousand for health insurance, and $40 thousand on environmental remediation. Those amounts not previously accrued were recorded directly to the statement of deficiency. The remaining accrual of $433 thousand is our estimate of the remaining costs to be incurred related primarily to workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at March 31, 2002 and December 31, 2001. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale. We did not accrue any additional amounts for asset impairment or shutdown for the three months ended March 31, 2002. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

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

Ironton Iron, Inc.

	By:	/s/ Doretha Christoph Doretha Christoph Vice President and Director (Principal Financial and Accounting Officer)

Date:		May 14, 2002

Exhibits Index

Exhibit Number	Description of Exhibit

None