Form 10-Q
period 2002-06-30
IRONTON IRON INC
filed 2002-08-14
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-17028

Ironton Iron, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1117407
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 13, 2002 there were 23,000 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Net Liabilities in Liquidation
(in thousands of dollars)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets:
Assets held for sale	$927	$962
Liabilities:
Accrued liabilities	367	484
Due to affiliates	73,314	73,005

Total liabilities	73,681	73,489

Net liabilities in liquidation	$72,754	$72,527

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Six Months
ended June
30, 2002

(Unaudited)
Net liabilities in liquidation at December 31, 2001	$72,527
Changes in net liabilities in liquidation	227

Net liabilities in liquidation at June 30, 2002	$72,754

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2002 (Unaudited)

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

The $484 thousand accrued at December 31, 2001 consisted primarily of workers’ compensation costs and environmental remediation costs. During the six months ended June 30, 2002, we incurred costs of $134 thousand related to workers’ compensation, $65 thousand related to environmental remediation and $151 thousand related to health insurance. Those amounts not accrued previously were recorded directly to the statement of deficiency. The remaining accrued liabilities at June 30, 2002 are management’s estimate of the remaining costs for workers’compensation.

The $0.9 million included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at June 30, 2002 is the estimated fair value of the remaining assets.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2002 (Unaudited)

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

2. Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry in 2000, no allocation has been made for the administrative expenses incurred related to Ironton during 2002.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2002 (Unaudited)

3. Commitments and Contingencies

Ironton is a party to various legal proceedings arising out of the ordinary course of business prior to its shutdown. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

4. Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, along with certain of its subsidiaries issued $175 million of senior notes, which will mature in 2009. Approximately $161.7 million of the net proceeds of the senior note offering was used to pay the outstanding balance of INTERMET’s bank term loan which Ironton was a guarantor. The senior notes are guaranteed by each of INTERMET’s domestic wholly-owned subsidiaries (including Ironton) other than Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are subordinated to any secured debt of the Company.

As of June 30, 2002, INTERMET Corporation and the guarantors including Ironton had approximately $132.4 million of secured debt outstanding and approximately $155.7 million of unused commitments, net of outstanding letters of credit, under the INTERMET credit facility. Some of INTERMET Corporation subsidiaries, including all of the foreign subsidiaries, are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The notes are also effectively subordinated to any debt and other liabilities of subsidiaries that are not guarantors. The non-guarantor subsidiaries had approximately $0.4 million of debt outstanding as of June 30, 2002. Under the terms of the indenture covering the notes, INTERMET Corporation and its subsidiaries are permitted to incur additional secured debt up to an amount as defined in the offering, which was $232.6 million at June 30, 2002. Other restrictions include restricted payments, repurchasing capital stock, disposal of assets, affiliate transactions, and transfer of assets.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,

•	the ability of Ironton to address and remediate any environmental issues within the amounts that have been reserved,

•	the future costs that may be associated with the shutdown, including, but not limited to, environmental remediation work that may be required at Ironton’s property for which Ironton has no accrual,

•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000. As of June 30, 2002, Ironton has $927 thousand in fixed assets remaining, including the real property at which Ironton operated. Management anticipates that the remaining assets, other than real property, will be sold or transferred to other INTERMET facilities during the remainder of 2002. The demolition of the Ironton facility commenced during the third quarter of 2000 and was completed in third quarter of 2001. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders. Management does not anticipate that any such distributions will be made.

During the six months ended June 30, 2002, Ironton spent approximately $134 thousand for workers’ compensation claims, $151 thousand for health insurance, and $65 thousand on environmental remediation. Those amounts not previously accrued were recorded directly to the statement of deficiency. The remaining accrual of $367 thousand is our estimate of the remaining costs to be incurred related primarily to workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at June 30, 2002 and December 31, 2001. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s land, machinery and equipment were segregated on the statement of net liabilities in liquidation as assets held for sale. We did not accrue any additional amounts for asset impairment or shutdown for the six months ended June 30, 2002. However, we may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, along with certain of its subsidiaries issued $175 million of senior notes, which will mature in 2009. Approximately $161.7 million of the net proceeds of the senior note offering was used to pay the outstanding balance of INTERMET’s bank term loan for which Ironton was a guarantor. The senior notes are guaranteed by each of INTERMET’s domestic wholly-owned subsidiaries (including Ironton) other than Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are subordinated to any secured debt of the Company. See note 4 in the accompanying notes to interim condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As part of the plan for orderly shutdown, Ironton ceased production on June 30, 2000. Therefore, quantitative and qualitative disclosures about market risk are not applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Ironton is a party to various legal proceedings arising out of the ordinary course of its business prior to its shutdown. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

99.1	Certification of President

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

	By:	/s/ Doretha Christoph

Doretha Christoph
President and Director (Principal Financial and Accounting Officer)

Date:		August 13, 2002

Exhibits Index

Exhibit Number	Description of Exhibit

99.1	Certification of President