Form 10-Q
period 2002-09-30
IRONTON IRON INC
filed 2002-11-14
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

Ironton Iron, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At November 13, 2002 there were 23,000 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Statements of Net Liabilities in Liquidation
Statement of Deficiency
Notes to Interim Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index
Exhibit 99.1	Certification of Chief Executive Officer
Exhibit 99.2	Certification of Chief Financial Officer

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets:
Assets held for sale	$891	$962
Liabilities:
Accrued liabilities	316	484
Due to affiliates	73,433	73,005

Total liabilities	73,749	73,489

Net liabilities in liquidation	$72,858	$72,527

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Nine Months ended
September 30, 2002

(Unaudited)
Net liabilities in liquidation at December 31, 2001	$72,527
Changes in net liabilities in liquidation	331

Net liabilities in liquidation at September 30, 2002	$72,858

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2002 (Unaudited)

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Until March 31, 2000 Ironton Iron, Inc. (“Ironton”) was engaged in the production and sale of ductile iron castings, primarily for the automotive industry. INTERMET Corporation (“INTERMET”) owns all of the issued and outstanding common stock of Ironton.

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

The $484 thousand accrued at December 31, 2001 consists primarily of workers’ compensation costs and environmental remediation costs. During the nine months ended September 30, 2002, we incurred approximately $174 thousand for workers’ compensation claims, $204 thousand for health insurance, and $81 thousand for environmental remediation. Those amounts not accrued previously were recorded directly to the statement of deficiency. The remaining accrued liabilities of $316 thousand at September 30, 2002 are management’s estimate of the remaining costs for workers’compensation.

The $0.9 million included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at September 30, 2002 is the estimated fair value of the remaining assets.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2002 (Unaudited)

1. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Ironton has made significant estimates relative to the valuation of all its assets and liabilities, including, among others, the estimate for shutdown and the fair value of assets held for sale. Actual results may differ from amounts estimated.

Basis of Accounting

Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value. Accordingly, the statements of net liabilities in liquidation reflect assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities are recognized in the statements of deficiencies in the period in which such changes are known. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the adoption of the plan for liquidation, comparative information using accounting principles applicable to a going concern and certain other disclosures are not meaningful and have not been presented in the accompanying financial statements.

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

September 30, 2002 (Unaudited)

3. Commitments and Contingencies

Ironton is a party to various legal proceedings arising out of the ordinary course of business prior to its shutdown. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

4. Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $300 million revolving credit facility, of which $161.7 million was available as of September 30, 2002. The guarantees are unconditional and joint and several.

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $0.3 million of debt outstanding as of September 30, 2002.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,

•	the ability of Ironton to address and remediate any environmental issues,

•	the future costs that may be associated with the shutdown, including, but not limited to, environmental remediation work that may be required at Ironton’s property for which Ironton has no accrual,

•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000. As of September 30, 2002, Ironton has $891 thousand in fixed assets remaining, consisting of machinery and the real property at which Ironton operated. Management anticipates that the machinery will be sold or transferred to other INTERMET facilities. The demolition of the Ironton facility commenced during the third quarter of 2000 and was completed in third quarter of 2001. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders. Management does not anticipate that any such distributions will be made.

During the nine months ended September 30, 2002, Ironton incurred approximately $174 thousand for workers’ compensation claims, $204 thousand for health insurance, and $81 thousand on environmental remediation. Those amounts not previously accrued were recorded directly to the statement of deficiency. The remaining accrual of $316 thousand is management’s estimate of the remaining costs to be incurred related primarily to workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at September 30, 2002 and December 31, 2001. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s real property and machinery were segregated on the statement of net liabilities in liquidation as assets held for sale. Ironton did not accrue any additional amounts for asset impairment or shutdown for the nine months ended September 30, 2002. However, Ironton may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $300 million revolving credit facility, of which $161.7 million was available as of September 30, 2002. The guarantees are unconditional and joint and several.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Therefore, quantitative and qualitative disclosures about market risk are not applicable.

Item 4. Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a–14(c) and 15d–14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Robert E. Belts
Robert E. Belts
President

Date:	November 13, 2002

Certifications

I, John Doddridge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ironton Iron, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John Doddridge
Chairman and Chief Executive Officer of INTERMET Corporation

Certifications

I, Robert E. Belts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ironton Iron, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert E. Belts
President of Ironton Iron, Inc. Vice President of Finance and Chief Financial Officer of INTERMET Corporation

Exhibits Index

Exhibit Number	Description of Exhibit

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer