Form 10-K
period 2002-12-31
IRONTON IRON INC
filed 2003-03-17
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number 0-17028

IRONTON IRON, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1117407 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Series A Cumulative Preferred Stock*
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2002 none of the registrant’s common stock was held by non-affiliates of the registrant. Therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. There were 23,000 shares of the registrant’s common stock outstanding and held by INTERMET Corporation as of June 30, 2002.

*Registered as a result of the reclassification of the registrant’s common stock, no par value, into Series A Cumulative Preferred Stock, pursuant to an amendment to the registrant’s Articles of Incorporation filed on October 30, 1988, described in the registrant’s Form 8 to its Registration Statement on Form 10, dated November 3, 1988, previously filed with the Commission. See Item 1, “Business-General”.

Part I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Controls and Procedures

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors

Statements of Net Liabilities in Liquidation at December 31, 2002 and 2001

Statement of Deficiency for the year ended December 31, 2002

Notes to Financial Statements

Signatures

Certifications

Exhibit Index

PART I

Item 1. Business

General

Ironton Iron, Inc. (“Ironton”) was incorporated under the laws of the State of Ohio on July 9, 1984. Until March 31, 2000, Ironton operated a foundry in Ironton, Ohio that manufactured and sold ductile iron castings for the transportation industry.

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

Because of Ironton’s continuing operational difficulties, customers representing a significant portion of its sales volumes informed INTERMET and Ironton in late 1999 that they decided to place their business with alternate sources. The foundry was an old facility and the cost to modernize would have further impacted already negative operating results. On December 7, 1999, INTERMET announced the closure of the Ironton facility. At December 31, 1999, Ironton adopted the liquidation basis of accounting. Operations at the foundry continued through first quarter of 2000 in order to fulfill customer needs. The foundry ceased operations at the end of the first quarter of 2000 and demolition of the plant was completed in the third quarter of 2001.

Financial Information about Segments

Ironton was a single operating unit with essentially one product line. Virtually all sales were made to one geographic area (United States). Thus, Ironton had only one reportable segment.

Products, Markets and Sales

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Design, Manufacturing and Machining

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Raw Materials

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Cyclicality and Seasonality

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Backlog

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Competition

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Research and Development

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Employees

Since the first quarter of 2001, Ironton no longer employed any salary or hourly employees.

Environmental Matters

Ironton’s operations have been subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio Environmental Protection Agency, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into the surface and ground waters, and the manufacture, treatment and disposal of hazardous and non-hazardous substances.

Ironton currently does not anticipate any environmental costs that would have a material adverse effect on its financial position or its ability to liquidate its assets. However, there is no assurance that Ironton’s previous activities at its Ironton, Ohio site will not give rise to actions by governmental agencies or private parties which could cause Ironton to incur fines, penalties, damages, cleanup costs or other similar expenses.

See Item 3 – Legal proceedings for further discussion of environmental matters.

Item 2. Properties

Ironton owned its foundry and offices located at 2520 South Third Street, Ironton, Ohio. The foundry and offices consisted of an aggregate of 514,000 square feet of buildings situated on 26 acres of land zoned for industrial use. Demolition of the foundry buildings was completed in the third quarter of 2001. Ironton continues to own the site.

Item 3. Legal Proceedings

In May 1999, Ironton voluntarily notified the Ohio Environmental Protection Agency (“OEPA”) of a breakdown in certain pollution control equipment at its foundry. Due to an oversight, the notification was not considered timely under the applicable rules and regulations. The equipment was subsequently repaired and became operational until the facility was closed in March 2000. Although no notice of violation has been issued by OEPA with respect to this matter, it is possible that OEPA may pursue fines or penalties for this violation. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would have a material adverse effect on Ironton’s net liabilities in liquidation or on the liquidation of its assets.

Ironton is a party to other legal proceedings associated with the former ordinary course of conduct of its business. We do not believe that any pending or threatened legal proceeding to which Ironton is a party will have a material adverse effect on Ironton's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Ironton during the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for Ironton’s common stock or Series A Cumulative Preferred Stock. As of March 12, 2003 none of the registrant’s common stock was held by non-affiliates of the registrant. Therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,389 holders of Series A Cumulative Preferred Stock and INTERMET was the sole holder of the common stock. Ironton did not sell unregistered securities within the past three years.

As part of INTERMET’S 1988 purchase of Ironton, the previous common stockholders approved a recapitalization of Ironton. Under the recapitalization, the previous common stockholders each received an equivalent number of shares of newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2,337,000. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton incurred a cumulative net loss of $120.2 million since INTERMET purchased it in 1988 through December 31, 1999, the date Ironton adopted liquidation-based accounting.

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

Item 6. Selected Financial Data

See Ironton’s audited financial statements included in this report beginning on page F-1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, excluding the financial statements and related notes, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

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

Plant Closure and Liquidation Update

The foundry ceased operations at the end of the first quarter of 2000 and demolition of the plant was completed in the third quarter of 2001.

At December 31, 1999, Ironton had $7.8 million accrued for the remaining costs to be incurred as a result of the shutdown. During 2000 Ironton incurred $5.2 million for environmental remediation and demolition of the plant, and $1.0 million for severance and employee benefits for approximately 100 salaried employees. Ironton also paid $1.0 million in severance and employee benefits for approximately 500 union employees, an amount which was not previously accrued.

In 2001, Ironton incurred $1.5 million for professional fees for environmental remediation. We also paid out $0.4 million against an accrual for workers’ compensation. Additionally, we paid $842,000 in workers’ compensation and group insurance which were not previously accrued for and were recorded directly to the statement of deficiency.

In 2002, Ironton incurred $0.2 million for workers’ compensation claims, $0.3 million for health insurance, and $0.1 million for environmental remediation. Those amounts not accrued previously were recorded directly to the statement of deficiency. The remaining accrual of $0.2 million as of December 31, 2002, which is included in “Accrued liabilities” in the accompanying statements of net liabilities in liquidation, is our estimate of the remaining costs to be incurred, which are related primarily to workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at December 31, 2002 and December 31, 2001. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s remaining real property and machinery were segregated on the statement of net liabilities in liquidation as assets held for sale. Their balance was reduced from $1.0 million in 2001 to the estimated fair value of $0.9 million at December 31, 2002. The asset impairment charge of $0.1 million was recorded directly to the statement of deficiency. Ironton did not accrue any additional amounts for asset impairment or shutdown for the year ended December 31, 2002. However, Ironton may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, Ironton’s parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $300 million secured revolving credit facility, of which $179.8 million was available as of December 31, 2002. The revolving credit facility is secured by, among others, a pledge and mortgage of Ironton's assets. The guarantees are unconditional and joint and several.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

This is no longer applicable as Ironton has ceased operations and is in liquidation

Item 8. Financial Statements and Supplementary Data

The audited financial statements and the report of independent auditors identified in Item 15 (a) are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

As of March 12, 2003, the directors and executive officers of Ironton, their respective ages, positions, date of election and principal occupations were as follows:

Name (Age)	Principal Position(s)

Robert E. Belts (53)	President and Director

Alan J. Miller (54)	Vice President, Secretary and Director

Gregory B. Wahowiak (50)	Director

Mr. Belts joined INTERMET as Vice President – Finance and Chief Financial Officer in August of 2002 following 14 years with Detroit Diesel Corporation, a manufacturer of heavy-diesel engines. He served as Senior Vice President of Finance and Chief Financial Officer of Detroit Diesel from March 1998 to July 2002 and as Vice President of Finance and Controller from January 1995 to February 1998 before joining INTERMET. During 2002, Mr. Belts was elected as a Director and President of Ironton in August of 2002.

Mr. Miller joined INTERMET in July 1998 as Corporate General Counsel and was named Vice President and General Counsel in August 1999. He served as Vice President, General Counsel and Secretary at Libbey-Owens-Ford Co., an automotive parts supplier, from February 1987 to July 1998. Mr. Miller was elected as a Director and Secretary of Ironton in April of 2000 and as a Vice President of Ironton in 2002.

Mr. Wahowiak joined INTERMET as Corporate Controller in November 2001. He served as Corporate Controller of Freudenberg-NOK from February 1997 to November 1998 and Director of Financial Planning and M&A of Freudenberg-NOK from June 2000 to June 2001. Previously, he served as Vice President and Controller at Harsco Corporation's IKG Industries division from November 1998 to June 2000. During 2002, Mr. Wahowiak was elected as a Director of Ironton in May of 2002.

There are no family relationships between or among any of the officers and directors of Ironton.

The term of office for each director commences with his election and continues until his successor is elected and qualified.

Item 11. Executive Compensation

Ironton has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI in 1988 (and subsequently by INTERMET).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 12, 2003, none of the officers or directors of Ironton beneficially owned any of Ironton’s common stock, the only class of voting securities of Ironton. As of this same date, INTERMET Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of Ironton’s common stock (100% of the class).

Item 13. Certain Relationships and Related Transactions

See Note 3 to the Financial Statements, which are included in this report, beginning on page F – 4.

Item 14. Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements

The following financial statements of Ironton are included in this report beginning on page F-1.

•	Report of Independent Auditors

•	Statements of Net Liabilities in Liquidation at December 31, 2002 and 2001

•	Statement of Deficiency for the year ended December 31, 2002

•	Notes to Financial Statements

2. Financial Statement Schedules

Ironton has excluded the financial statement schedules required by Regulation S-X because the information required to be contained in them is not applicable.

3. Exhibits

The following exhibits are filed with pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended	Included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

3.2	Code of Regulations of Ironton Iron, Inc., as amended	Included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

4.1 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein	Included as Exhibit 4.14 (a) to INTERMET Corporation’s Form 10-Q filed August 14, 2001.

4.1 (b)	First Amended and Restated Guaranty Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and the Bank of Nova Scotia	Included as Exhibit 4.1(b) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

4.1 (c)	Borrower Pledge and Security Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation, and The Bank of Nova Scotia	Included as Exhibit 4.1(c) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

4.1 (d)	Open-end Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases dated August 15, 2002 by Ironton Iron, Inc., as mortgager, in favor of The Bank of Nova Scotia	Included as Exhibit 4.1(d) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

Exhibit
Number	Description of Exhibit	Method of Filing

4.2 (a)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association, Ironton Iron, Inc. and other guarantors named therein	Included as Exhibit 4.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

4.2 (b)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation, Ironton Iron, Inc. and other Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

4.2 (c)	Terms of 9 3/4% Senior Notes of $175,000,000 of INTERMET Corporation due 2009	Included as INTERMET’s Form S-4A Registration Statement No. 333-97245 filed August 13, 2002

5.1	Opinion of Foley & Lardner (Re: INTERMET Registration Statement on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000 due 2009)	Included as Exhibit 5.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.1	Ironton Iron, Inc. Retirement Plan, as amended	Included as Exhibit 10.1 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028

10.2	Fifth Amendment to and Waiver Under Five-Year Credit Agreement	Included as Exhibit 10.18 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

12.1	Ratio of Earnings to Fixed Charges	Included as Exhibit 12.1 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

12.2	Statement regarding Computation of Ratios	Included as Exhibit 12.2 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment	Included as Exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Ironton did not file any reports on Form 8-K for the fourth quarter of 2002.

Report of Independent Auditors

The Board of Directors and Shareholders
Ironton Iron, Inc.

We have audited the accompanying statements of net liabilities in liquidation of Ironton Iron, Inc. (“the Company”) (a wholly-owned subsidiary of INTERMET Corporation) as of December 31, 2002 and 2001 and the statement of deficiency for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Ironton Iron, Inc. as of December 31, 2002 and 2001 and the statement of deficiency for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States, applied on the basis described in the preceding paragraph.

/s/ Ernst & Young LLP
Detroit, Michigan
February 25, 2003

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	December 31,	December 31,
	2002	2001

Assets:
Assets held for sale	$856	$962
Liabilities:
Accounts payable	12	15
Accrued liabilities	215	469
Due to affiliates	73,569	73,005

Total liabilities	73,796	73,489

Net liabilities in liquidation	$72,940	$72,527

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Year ended
December 31, 2002

Net liabilities in liquidation at December 31, 2001	$72,527
Changes in net liabilities in liquidation	413

Net liabilities in liquidation at December 31, 2002	$72,940

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Financial Statements

December 31, 2002

1. Background and Summary of Significant Accounting Policies

Background and Summary of Significant Developments

Ironton Iron, Inc. was engaged in the production and sale of ductile iron castings, primarily for the transportation industry. Ironton is a wholly-owned subsidiary of INTERMET Corporation.

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. On December 7, 1999, INTERMET’s management approved and announced its plan for the liquidation of Ironton. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value.

Operations at the foundry continued through the first quarter of 2000 in order to fill customer needs. The foundry ceased operations at the end of the first quarter 2000 and demolition of the foundry bulidings was completed in the third quarter of 2001.

In 2002, Ironton incurred $229,000 for workers’ compensation claims, $251,000 for health insurance, and $81,000 for environmental remediation. Those amounts not accrued previously were recorded directly to the statement of deficiency. The remaining accrual of $215,000 as of December 31, 2002, which is included in “Accrued liabilities” in the accompanying statements of net liabilities in liquidation, is our estimate of the remaining costs to be incurred related primarily to workers’ compensation.

The $856,000 included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at December 31, 2002 is the estimated fair value of the remaining real property and machinery.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Ironton has made significant estimates relative to the valuation of all its assets and liabilities, including, among others, the fair value of assets held for sale. Actual results may differ from amounts estimated.

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

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Financial Statements

2. Income Taxes

INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the year ended December 31, 2002, no provision for income tax benefit has been recorded as the income tax benefit for the losses incurred has been fully reserved. Deferred tax assets are fully reserved at December 31, 2002 and 2001.

3. Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the administrative expenses incurred during 2002.

At December 31, 2002 and 2001, outstanding aggregate loans from INTERMET to Ironton were $73.6 million and $73.0 million, respectively.

4. Commitments and Contingencies

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

Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would have a material adverse effect on Ironton’s net liabilities in liquidation or on its liquidation of assets.

5. Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $300 million secured revolving credit facility, of which $179.8 million was available as of December 31, 2002. The revolving credit facility is secured by, among others, a pledge and mortgage of Ironton's assets. The guarantees are unconditional and joint and several.

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $0.3 million of debt outstanding as of December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Robert E. Belts
Robert E. Belts
President and Director of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)
Vice President of Finance and Chief Financial Officer of INTERMET Corporation

By:	/s/ Alan J. Miller Alan J. Miller Vice President, Secretary and Director of Ironton Iron, Inc.

By:	/s/ Gregory B. Wahowiak Gregory B. Wahowiak Director of Ironton Iron, Inc. Corporate Controller of INTERMET Corporation

Date:	March 12, 2003

Certifications

I, Robert E. Belts, certify that:

1.	I have reviewed this annual report on Form 10-K of Ironton Iron, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ Robert E. Belts President of Ironton Iron, Inc. (Principal Executive Officer and Principal Financial Officer) Vice President of Finance and Chief Financial Officer of INTERMET Corporation

2

Exhibits Index

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended	Included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

3.2	Code of Regulations of Ironton Iron, Inc., as amended	Included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, finely. 0-17028.

4.1 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein	Included as Exhibit 4.14 (a) to INTERMET Corporation’s Form 10-Q filed August 14, 2001.

4.1 (b)	First Amended and Restated Guaranty Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and the Bank of Nova Scotia	Included as Exhibit 4.1(b) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

4.1 (c)	Borrower Pledge and Security Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation, and The Bank of Nova Scotia	Included as Exhibit 4.1(c) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

4.1 (d)	Open-end Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases dated August 15, 2002 by Ironton Iron, Inc., as mortgager, in favor of The Bank of Nova Scotia	Included as Exhibit 4.1(d) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

4.2 (a)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association, Ironton Iron, Inc. and other guarantors named therein	Included as Exhibit 4.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

4.2 (b)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation, Ironton Iron, Inc. and other Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

4.2 (c)	Terms of 9 3/4% Senior Notes of $175,000,000 of INTERMET Corporation due 2009	Included as INTERMET’s Form S-4A Registration Statement No. 333-97245 filed August 13, 2002

5.1	Opinion of Foley & Lardner (Re: INTERMET Registration Statement on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000 due 2009)	Included as Exhibit 5.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.1	Ironton Iron, Inc. Retirement Plan, as amended	Included as Exhibit 10.1 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028

Exhibit
Number	Description of Exhibit	Method of Filing

10.2	Fifth Amendment to and Waiver Under Five-Year Credit Agreement	Included as Exhibit 10.18 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

12.1	Ratio of Earnings to Fixed Charges	Included as Exhibit 12.1 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

12.2	Statement regarding Computation of Ratios	Included as Exhibit 12.2 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment	Included as Exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

3