Form 10-Q
period 2003-03-31
IRONTON IRON INC
filed 2003-05-14
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

✓	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

Ironton Iron, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

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

At May 14, 2003 there were 23,000 shares of common stock, no par value, outstanding.

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
Signature
Certification
Exhibit Index
Exhibit 99.1 906 Certification of Chief Executive Officer and Chief Financial Officer

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets:
Assets held for sale	$856	$856
Liabilities:
Accounts payable	1	12
Accrued liabilities	199	215
Due to affiliates	73,654	73,569

Total liabilities	73,854	73,796

Net liabilities in liquidation	$72,998	$72,940

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Three Months ended
March 31, 2003

(Unaudited)
Net liabilities in liquidation at December 31, 2002	$72,940
Changes in net liabilities in liquidation	58

Net liabilities in liquidation at March 31, 2003	$72,998

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2003 (Unaudited)

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

During the three months ended March 31, 2003, we incurred $16,000 for workers’ compensation claims which was accrued previously. We also incurred $58,000 for health insurance which was not accrued previously and was recorded directly to the statement of deficiency. The remaining accrued liabilities of $199,000 at March 31, 2003 are management’s estimate of the remaining costs for workers’ compensation.

The $856,000 included as “Assets held for sale” on the accompanying statements of net liabilities in liquidation at March 31, 2003 is the estimated fair value of the remaining real property and machinery.

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

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2003 (Unaudited)

1.	Summary of Significant Accounting Policies (continued)

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

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry in 1999, no allocation has been made for the administrative expenses incurred related to Ironton during 2003.

At March 31, 2003 and December 31, 2002, outstanding aggregate loans from INTERMET to Ironton were $73.7 million and $73.6 million, respectively.

3.	Commitments and Contingencies

Ironton is a party to various legal proceedings arising out of the ordinary course of business prior to its shutdown. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2003 (Unaudited)

4.	Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $225 million revolving credit facility, of which $95.6 million was available as of March 31, 2003. The revolving credit facility is secured by, among others, a pledge and mortgage of Ironton’s assets. The guarantees are unconditional and joint and several.

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $0.3 million of debt outstanding as of March 31, 2003.

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

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000. As of March 31, 2003, Ironton has $856,000 in fixed assets remaining, consisting of machinery and the real property at which Ironton operated. Management anticipates that the machinery will be sold or transferred to other INTERMET facilities. The demolition of the Ironton facility commenced during the third quarter of 2000 and was completed in third quarter of 2001. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders. Management does not anticipate that any such distributions will be made.

During the three months ended March 31, 2003, we incurred $16,000 for workers’ compensation claims which was accrued previously. We also incurred $58,000 for health insurance which was not accrued previously and was recorded directly to the statement of deficiency. The remaining accrued liabilities of $199,000 at March 31, 2003 are management’s estimate of the remaining costs for workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at March 31, 2003 and December 31, 2002. The statements of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s real property and machinery were segregated on the statements of net liabilities in liquidation as assets held for sale. Ironton did not accrue any additional amounts for asset impairment or shutdown for the three months ended March 31, 2003. However, Ironton may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $225 million revolving credit facility, of which $95.6 million was available as of March 31, 2003. The revolving credit facility is secured by, among others, a pledge and mortgage of Ironton’s assets. The guarantees are unconditional and joint and several.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Therefore, quantitative and qualitative disclosures about market risk are not applicable.

Item 4.	Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on our evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Ironton is a party to various legal proceedings arising out of the ordinary course of its business prior to its shutdown. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

99.1	906 Certification of Chief Executive Officer and Chief Financial Officer

(a)  No reports on Form 8-K were filed by Ironton during the quarter for which this report is being filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Robert E. Belts

Robert E. Belts
President of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)
Vice President of Finance and Chief Financial Officer of
INTERMET Corporation

Date:	May 14, 2003

Certification

I, Robert E. Belts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ironton Iron, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Robert E. Belts President of Ironton Iron, Inc. (Principal Executive Officer and Principal Financial Officer) Vice President of Finance and Chief Financial Officer of INTERMET Corporation

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002