Form 10-Q
period 2003-09-30
IRONTON IRON INC
filed 2003-11-14
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-17028

Ironton Iron, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X]   No [   ]

At November 13, 2003 there were 23,000 shares of common stock, no par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets:
Assets held for sale	$856	$856
Liabilities:
Accounts payable	—	12
Accrued liabilities	134	215
Due to affiliates	73,833	73,569

Total liabilities	73,967	73,796

Net liabilities in liquidation	$73,111	$72,940

See accompanying notes.

Ironton Iron, Inc.

(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Nine Months Ended
September 30, 2003

(Unaudited)
Net liabilities in liquidation at December 31, 2002	$72,940
Changes in net liabilities in liquidation	171

Net liabilities in liquidation at September 30, 2003	$73,111

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2003 (Unaudited)

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

During the nine months ended September 30, 2003, we incurred $77,000 for workers’ compensation claims which was accrued previously. We also incurred $171,000 for health insurance which was not accrued previously and was recorded directly to the statement of deficiency. The accrued liabilities of $134,000 at September 30, 2003 are management’s estimate of the remaining costs for workers’ compensation.

The $856,000 included as “Assets held for sale” on the accompanying statements of net liabilities in liquidation at September 30, 2003 is the estimated fair value of the remaining real property and machinery.

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

September 30, 2003 (Unaudited)

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

At September 30, 2003 and December 31, 2002, outstanding aggregate loans from INTERMET to Ironton were $73.8 million and $73.6 million, respectively.

3. Commitments and Contingencies

Ironton is a party to various legal proceedings arising out of the ordinary course of business prior to its shutdown. Ironton does not believe any of these matters will have a material adverse effect on its net liabilities in liquidation.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

September 30, 2003 (Unaudited)

4. Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $225 million revolving credit facility, of which $103.0 million was unused and available as of September 30, 2003. The revolving credit facility is secured by, among others, a pledge and mortgage of Ironton’s assets. The guarantees are unconditional and joint and several.

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $16.0 million of debt outstanding as of September 30, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000. As of September 30, 2003, Ironton has $856,000 in fixed assets remaining, consisting of machinery and the real property at which Ironton operated. Management anticipates that the machinery will be sold or transferred to other INTERMET facilities. The demolition of the Ironton facility commenced during the third quarter of 2000 and was completed in third quarter of 2001. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders. Management does not anticipate that any such distributions will be made.

During the nine months ended September 30, 2003, we incurred $77,000 for workers’ compensation claims which was accrued previously. We also incurred $171,000 for health insurance which was not accrued previously and was recorded directly to the statement of deficiency. The accrued liabilities of $134,000 at September 30, 2003 are management’s estimate of the remaining costs for workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at September 30, 2003 and December 31, 2002. The statements of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s real property and machinery were segregated on the statements of net liabilities in liquidation as assets held for sale. Ironton did not accrue any additional amounts for asset impairment or shutdown for the nine months ended September 30, 2003. However, Ironton may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of INTERMET’s $225 million revolving credit facility, of which $103.0 million was unused and available as of September 30, 2003. The revolving credit facility is secured by, among others, a pledge and mortgage of Ironton’s assets. The guarantees are unconditional and joint and several.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As part of the plan for orderly shutdown, Ironton ceased production on March 31, 2000. Therefore, quantitative and qualitative disclosures about market risk are not applicable.

Item 4. Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on our evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Robert E. Belts
President of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)
Vice President of Finance and Chief Financial Officer of
INTERMET Corporation

Date:	November 13, 2003

Exhibit
Number	Description of Exhibit
31	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002