Form 10-K
period 2003-12-31
IRONTON IRON INC
filed 2004-03-15
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to __________.

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
Series A Cumulative Preferred Stock*
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2003 none of the registrant’s common stock was held by non-affiliates of the registrant. Therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. There were 23,000 shares of the registrant’s common stock outstanding and held by INTERMET Corporation as of June 30, 2003.

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

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
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

Ironton currently does not anticipate any environmental costs that would have a material adverse effect on its net liabilities in liquidation or its ability to liquidate its assets. However, there is no assurance that Ironton’s previous activities at its Ironton, Ohio site will not give rise to actions by governmental agencies or private parties which could cause Ironton to incur fines, penalties, damages, cleanup costs or other similar expenses.

Item 2. Properties

Ironton owned its foundry and offices located at 2520 South Third Street, Ironton, Ohio. The foundry and offices consisted of an aggregate of 514,000 square feet of buildings situated on 26 acres of land zoned for industrial use. Demolition of the foundry buildings was completed in the third quarter of 2001. Ironton continues to own the site.

Item 3. Legal Proceedings

Ironton is not currently a party to any legal proceedings associated with the former ordinary course of conduct of its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Ironton during the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for Ironton’s common stock or Series A Cumulative Preferred Stock. As of March 12, 2004 none of the registrant’s common stock was held by non-affiliates of the registrant. Therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. As of this same date, there were 1,389 holders of Series A Cumulative Preferred Stock and INTERMET was the sole holder of the common stock. Ironton did not sell unregistered securities within the past three years.

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

Item 6. Selected Financial Data

See Ironton’s audited financial statements included in Item 8 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, excluding the financial statements and related notes, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	the ability of Ironton to liquidate its assets at the stated values,

•	the future costs that may be associated with the liquidation, including, but not limited to, environmental remediation work that may be required at Ironton’s property for which Ironton has no accrual,

•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.

Ironton does not intend to update these forward-looking statements.

Plant Closure and Liquidation Update

The foundry ceased operations on March 31, 2000 and demolition of the plant was completed in the third quarter of 2001.

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

In 2003, Ironton paid $0.1 million for workers’ compensation claims which were accrued for previously. We also accrued for an additional $0.4 million for future workers’ compensation claims. In addition, we incurred $0.2 million for health insurance which were not accrued previously and were recorded directly to the statement of deficiency. The “Accrued liabilities” of $0.5 million as of December 31, 2003 in the accompanying statements of net liabilities in liquidation are management’s estimate of the remaining costs for workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at December 31, 2003 and December 31, 2002. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s remaining real property and machinery were segregated on the statement of net liabilities in liquidation as assets held for sale. Their balance was reduced from $0.9 million in 2002 to the estimated fair value of $0.4 million at December 31, 2003. The asset impairment charge of $0.5 million was recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, Ironton’s parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of an INTERMET $300 million secured revolving credit facility, as amended through Eighth Amendment, of which $70.0 million was unused as of December 31, 2003. The revolving credit facility was secured by, among others, a pledge and mortgage of Ironton’s assets. The guarantees are unconditional and joint and several.

On January 8, 2004, INTERMENT refinanced its $300 million secured revolving credit facility (as amended through Eighth Amendment) by entering into a First Amended and Restated Credit Agreement which provides for a $90 million revolving credit line and a $120 million term loan. Ironton continues to be a guarantor under this new INTERMET borrowing, and continues to pledge and mortgage all of its assets and secure INTERMET’s borrowing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

This is no longer applicable as Ironton has ceased operations and is in liquidation

Item 8. Financial Statements and Supplementary Data

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	December 31,	December 31,
	2003	2002

Assets:
Assets held for sale	$341	$856
Liabilities:
Accounts payable	—	12
Accrued liabilities	481	215
Due to affiliates	73,909	73,569

Total liabilities	74,390	73,796

Net liabilities in liquidation	$74,049	$72,940

     See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Year ended
December 31, 2003

Net liabilities in liquidation at December 31, 2002	$72,940
Changes in net liabilities in liquidation	1,109

Net liabilities in liquidation at December 31, 2003	$74,049

     See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Financial Statements

December 31, 2003

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

Operations at the foundry continued through the first quarter of 2000 in order to fill customer needs. The foundry ceased operations at the end of the first quarter 2000 and demolition of the foundry buildings was completed in the third quarter of 2001.

In 2003, Ironton paid $103,000 for workers’ compensation claims which were accrued for previously. We also accrued for an additional $369,000 for future workers’ compensation claims. In addition, we incurred $221,000 for health insurance which were not accrued previously and were recorded directly to the statement of deficiency. The “Accrued liabilities” of $481,000 as of December 31, 2003 in the accompanying statements of net liabilities in liquidation are management’s estimate of the remaining costs for workers’ compensation.

In the fourth quarter of 2003, after considering the current market conditions, we wrote down the carrying value of the remaining real property and machinery from $856,000 in 2002 to the estimated fair value of $341,000. This amount is included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at December 31, 2003. Management anticipates that the machinery will be sold or transferred to other INTERMET facilities.

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

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Financial Statements

2.     Income Taxes

INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the year ended December 31, 2003, no provision for income tax benefit has been recorded as the income tax benefit for the losses incurred has been fully reserved. Deferred tax assets are fully reserved at December 31, 2003 and 2002.

3.     Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the administrative expenses incurred during 2003.

At December 31, 2003 and 2002, outstanding aggregate advances from INTERMET to Ironton were $73.9 million and $73.6 million, respectively.

4.     Commitments and Contingencies

Ironton is not currently a party to any legal proceedings associated with the former ordinary course of conduct of its business.

5.     Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of an INTERMET $300 million secured revolving credit facility, as amended through Eighth Amendment, of which $70.0 million was unused as of December 31, 2003. The revolving credit facility was secured by, among others, a pledge and mortgage of Ironton’s assets. The guarantees are unconditional and joint and several.

On January 8, 2004, INTERMENT refinanced its $300 million secured revolving credit facility (as amended through Eighth Amendment) by entering into a First Amended and Restated Credit Agreement which provides for a $90 million revolving credit line and a $120 million term loan. Ironton continues to be a guarantor under this new INTERMET borrowing, and continues to pledge and mortgage all of its assets and secure INTERMET’s borrowing.

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $18.2 million of debt outstanding as of December 31, 2003.

Report of Independent Auditors

The Board of Directors and Shareholder
Ironton Iron, Inc.

We have audited the accompanying statements of net liabilities in liquidation of Ironton Iron, Inc. (“the Company”) (a wholly-owned subsidiary of INTERMET Corporation) as of December 31, 2003 and 2002 and the statement of deficiency for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Ironton Iron, Inc. as of December 31, 2003 and 2002 and the statement of deficiency for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States, applied on the basis described in the preceding paragraph.

/s/ Ernst & Young LLP

Detroit, Michigan
March 4, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic Security Exchange Commission reports.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

As of March 12, 2004, the directors and executive officers of Ironton, their respective ages, positions, date of election and principal occupations were as follows:

Name (Age)	Principal Position(s)

Robert E. Belts (54)	President and Director
Alan J. Miller (55)	Vice President, Secretary and Director
Gregory B. Wahowiak (51)	Director

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

Mr. Wahowiak joined INTERMET as Corporate Controller in November 2001. He served as Corporate Controller of Freudenberg-NOK from February 1997 to November 1998 and Director of Financial Planning and M&A of Freudenberg-NOK from June 2000 to June 2001. Previously, he served as Vice President and Controller at Harsco Corporation’s IKG Industries division from November 1998 to June 2000. During 2002, Mr. Wahowiak was elected as a Director of Ironton in May of 2002.

There are no family relationships between or among any of the officers and directors of Ironton.

The term of office for each director commences with his election and continues until his successor is elected and qualified.

INTERMET Corporation, which owns all of the issued and outstanding common stock of Ironton, has adopted a written code of ethics which is applicable to our executive officer and chief financial officer, corporate controller, as well as applicable to all of our directors, officers and employees, including directors, officers and employees of its subsidiaries, such as Ironton. A copy of the INTERMET Corporation Code of Conduct is filed as Exhibit 14 to this filing and is also available free of charge at INTERMET’s website at www.intermet.com.

Item 11. Executive Compensation

Ironton has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI in 1988 (and subsequently by INTERMET).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 12, 2004, none of the officers or directors of Ironton beneficially owned any of Ironton’s common stock, the only class of voting securities of Ironton. As of this same date, INTERMET Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of Ironton’s common stock (100% of the class).

Item 13. Certain Relationships and Related Transactions

See Note 3 to the Financial Statements, which are included in Item 8 of this report.

Item 14. Principal Accountant Fees and Services

INTERMET paid principal accountant fees for services provided to INTERMET and its subsidiaries. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the principal accountant fees incurred during 2003 and 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements of Ironton are included in Item 8 of this report.

•	Statements of Net Liabilities in Liquidation at December 31, 2003 and 2002

•	Statement of Deficiency for the year ended December 31, 2003

•	Notes to Financial Statements

•	Report of Independent Auditors

2.	Financial Statement Schedules

Ironton has excluded the financial statement schedules required by Regulation S-X because the information required to be contained in them is not applicable.

3.	Exhibits

The following exhibits are filed with pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended	Included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

3.2	Code of Regulations of Ironton Iron, Inc., as amended	Included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

5.1	Opinion of Foley & Lardner (Re: INTERMET Registration Statement on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000 due 2009)	Included as Exhibit 5.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.1 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein	Included as Exhibit 4.14 (a) to INTERMET Corporation’s Form 10-Q filed August 14, 2001.

10.1 (b)	First Amended and Restated Guaranty Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and the Bank of Nova Scotia	Included as Exhibit 4.1(b) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

10.1 (c)	Borrower Pledge and Security Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation, and The Bank of Nova Scotia	Included as Exhibit 4.1(c) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

Exhibit
Number	Description of Exhibit	Method of Filing

10.1 (d)	Open-end Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases dated August 15, 2002 by Ironton Iron, Inc., as mortgager, in favor of The Bank of Nova Scotia	Included as Exhibit 4.1(d) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

10.2 (a)	Fifth Amendment To and Waiver Under Five-Year Credit Agreement, dated June 7, 2002	Included as Exhibit 10.18 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.2 (b)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association, Ironton Iron, Inc. and other guarantors named therein	Included as Exhibit 4.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.2 (c)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation, Ironton Iron, Inc. and other Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.2 (d)	Forms of 9 3/4% Senior Notes of $175,000,000 of INTERMET Corporation due 2009	Included as Exhibits A and B to Indenture included as Exhibit 4.1 to INTERMET’s Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

10.3	Sixth Amendment to and Waiver and Consent under Five-Year Credit Agreement, dated March 5, 2003	Included as Exhibit 10.1 to INTERMET’s Form 10-Q filed May 14, 2003

10.4	Seventh Amendment to Five-Year Credit Agreement, dated March 19, 2003	Included as Exhibit 10.2 to INTERMET’s Form 10-Q filed May 14, 2003

10.5	Waiver Under Five-Year Credit Agreement, dated July 24, 2003	Included as Exhibit 10.1 to INTERMET’s Form 10-Q filed August 13, 2003

10.6	Eighth Amendment To and Waiver Under Five-Year Credit Agreement, dated December 19, 2003	Filed herewith

10.7	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed herein	Filed herewith

10.8	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET Corporation, The Bank of Nova Scotia and the other lenders listed therein	Filed herewith

Exhibit
Number	Description of Exhibit	Method of Filing

10.9	Second Amended and Restated Guaranty Agreement dated January 8, 2004 by and among Ironton Iron, Inc., certain other subsidiaries of INTEREMT Corporation, and The Bank of Nova Scotia	Filed herewith

10.10	First Amended and Restated Borrower Pledge and Security Agreement dated January 8, 2004 among INTERMET Corporation and The Bank of Nova Scotia	Filed herewith

10.11	First Amended and Restated Subsidiary Pledge and Security Agreement dated January 8, 2004 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and The Bank of Nova Scotia	Filed herewith

10.12	Amended and Restated Open-Ended Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated January 8, 2004 by Ironton Iron, Inc. to The Bank of Nova Scotia for the lenders defined herein	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Included as Exhibit 12.1 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

12.2	Statement regarding Computation of Ratios	Included as Exhibit 12.2 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

14	INTERMET’s Code of Conduct	Filed herewith

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment	Included as Exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Ironton did not file any reports on Form 8-K for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Gregory B. Wahowiak
Director of Ironton Iron, Inc.
Corporate Controller of INTERMET Corporation

Date: March 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended	Included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

3.2	Code of Regulations of Ironton Iron, Inc., as amended	Included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

5.1	Opinion of Foley & Lardner (Re: INTERMET Registration Statement on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000 due 2009)	Included as Exhibit 5.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.1 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein	Included as Exhibit 4.14 (a) to INTERMET Corporation’s Form 10-Q filed August 14, 2001.

10.1 (b)	First Amended and Restated Guaranty Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and the Bank of Nova Scotia	Included as Exhibit 4.1(b) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

10.1 (c)	Borrower Pledge and Security Agreement dated July 17, 2001 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation, and The Bank of Nova Scotia	Included as Exhibit 4.1(c) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

Exhibit
Number	Description of Exhibit	Method of Filing

10.1 (d)	Open-end Mortgage, Security Agreement, Financing Statement and Assignment of Rents and Leases dated August 15, 2002 by Ironton Iron, Inc., as mortgager, in favor of The Bank of Nova Scotia	Included as Exhibit 4.1(d) to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-17028.

10.2 (a)	Fifth Amendment To and Waiver Under Five-Year Credit Agreement, dated June 7, 2002	Included as Exhibit 10.18 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.2 (b)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association, Ironton Iron, Inc. and other guarantors named therein	Included as Exhibit 4.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.2 (c)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation, Ironton Iron, Inc. and other Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

10.2 (d)	Forms of 9 3/4% Senior Notes of $175,000,000 of INTERMET Corporation due 2009	Included as Exhibits A and B to Indenture included as Exhibit 4.1 to INTERMET’s Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

10.3	Sixth Amendment to and Waiver and Consent under Five-Year Credit Agreement, dated March 5, 2003	Included as Exhibit 10.1 to INTERMET’s Form 10-Q filed May 14, 2003

10.4	Seventh Amendment to Five-Year Credit Agreement, dated March 19, 2003	Included as Exhibit 10.2 to INTERMET’s Form 10-Q filed May 14, 2003

10.5	Waiver Under Five-Year Credit Agreement, dated July 24, 2003	Included as Exhibit 10.1 to INTERMET’s Form 10-Q filed August 13, 2003

10.6	Eighth Amendment To and Waiver Under Five-Year Credit Agreement, dated December 19, 2003	Filed herewith

10.7	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed herein	Filed herewith

10.8	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET Corporation, The Bank of Nova Scotia and the other lenders listed therein	Filed herewith

Exhibit
Number	Description of Exhibit	Method of Filing

10.9	Second Amended and Restated Guaranty Agreement dated January 8, 2004 by and among Ironton Iron, Inc., certain other subsidiaries of INTEREMT Corporation, and The Bank of Nova Scotia	Filed herewith

10.10	First Amended and Restated Borrower Pledge and Security Agreement dated January 8, 2004 among INTERMET Corporation and The Bank of Nova Scotia	Filed herewith

10.11	First Amended and Restated Subsidiary Pledge and Security Agreement dated January 8, 2004 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and The Bank of Nova Scotia	Filed herewith

10.12	Amended and Restated Open-Ended Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated January 8, 2004 by Ironton Iron, Inc. to The Bank of Nova Scotia for the lenders defined herein	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Included as Exhibit 12.1 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

12.2	Statement regarding Computation of Ratios	Included as Exhibit 12.2 to INTERMET’s Form S-4A File No. 333-97245 filed August 13, 2002

14	INTERMET’s Code of Conduct	Filed herewith

18	Preferability Letter for a Change in Accounting for Spare Parts Used in Equipment	Included as Exhibit 18 to Ironton’s Form 10-Q for the quarter ended March 31, 1998, File No. 0-17028

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith