Form 10-Q
period 2004-03-31
IRONTON IRON INC
filed 2004-05-10
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004, or

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

At May 10, 2004 there were 23,000 shares of common stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets:
Assets held for sale	$341	$341
Liabilities:
Accrued liabilities	759	481
Due to affiliates	74,006	73,909

Total liabilities	74,765	74,390

Net liabilities in liquidation	$74,424	$74,049

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Three Months Ended
March 31, 2004
(Unaudited)
Net liabilities in liquidation at December 31, 2003	$74,049
Changes in net liabilities in liquidation	375

Net liabilities in liquidation at March 31, 2004	$74,424

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2004 (Unaudited)

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

During the three months ended March 31, 2004, we paid $42,000 for workers’ compensation claims which was accrued for previously. In addition, we increased the accrual for workers’ compensation by $318,000. We also incurred $57,000 for health insurance which was not accrued for previously. Both the additional workers’ compensation charge of $318,000 and health insurance expense of $57,000 were recorded directly to the statement of deficiency. The “Accrued liabilities” of $759,000 at March 31, 2004 in the accompanying statements of net liabilities in liquidation are management’s estimate of the remaining costs for workers’ compensation.

The $341,000 included as “Assets held for sale” on the accompanying statements of net liabilities in liquidation at March 31, 2004 is the estimated fair value of the remaining real property and machinery.

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

Basis of Accounting

Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflect assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation values of assets and liabilities are recognized in the statement of deficiencies in the period in which such changes are known. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the adoption of the plan for liquidation, comparative information using accounting principles applicable to a going concern and certain other disclosures are not meaningful and have not been presented in the accompanying financial statements.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

March 31, 2004 (Unaudited)

2. Related Party Transactions

INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the administrative expenses incurred during 2004.

At March 31, 2004 and December 31, 2003, outstanding aggregate loans from INTERMET to Ironton were $74.0 million and $73.9 million, respectively.

3. Commitments and Contingencies

Ironton is a not currently a party to any legal proceedings that we believe are likely to have a material adverse effect on Ironton’s financial condition. Ironton was and is subject to federal, state and local environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage, treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. Activities that we conducted at the Ironton plant site could result in future liability for historical releases of hazardous substances, which could be material to Ironton’s financial condition.

4. Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several.

In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of an INTERMET’s First Amended and Restated Credit Agreement, which provides for a $90 million revolving credit line and a $120 million term loan. The guarantees are unconditional and joint and several.

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $16.3 million of debt outstanding as of March 31, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000 and demolition of the plant was completed in the third quarter of 2001. As of March 31, 2004, Ironton has $341,000 in fixed assets remaining, consisting of machinery and the real property at which Ironton operated. Management anticipates that the machinery will be sold or transferred to other INTERMET facilities. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders. Management does not anticipate that any such distributions will be made.

During the three months ended March 31, 2004, we paid $42,000 for workers’ compensation claims which was accrued for previously. In addition, we increased the accrual for workers’ compensation by $318,000. We also incurred $57,000 for health insurance which was not accrued previously. Both the additional workers’ compensation charge of $318,000 and health insurance expense of $57,000 were recorded directly to the statement of deficiency. The accrued liabilities of $759,000 at March 31, 2004 are management’s estimate of the remaining costs for workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at March 31, 2004 and December 31, 2003. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s remaining real property and machinery were segregated on the statements of net liabilities in liquidation as assets held for sale. Ironton did not accrue any additional amounts for asset impairment or shutdown for the three months ended March 31, 2004. However, Ironton may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

Guarantee of Debt

On June 13, 2002, INTERMET Corporation, our parent company, issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries including Ironton (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several.

In addition, Ironton, together with the other Combined Guarantor Subsidiaries, is a guarantor of an INTERMET’s First Amended and Restated Credit Agreement, which provides for a $90 million revolving credit line and a $120 million term loan. The guarantees are unconditional and joint and several.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This is no longer applicable as Ironton has ceased operations and is in liquidation.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic Security Exchange Commission reports.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
10.1	First Amendment to First Amended and Restated Credit Agreement

10.2	First Amendment to Letter of Credit Facility Agreement

31	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by Ironton during the quarter for which this report is being filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Robert E. Belts

Robert E. Belts
President of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)
Vice President of Finance and Chief Financial Officer of INTERMET Corporation

Date:	May 10, 2004

Exhibit Index

Exhibit
Number	Description of Exhibit
10.1	First Amendment to First Amended and Restated Credit Agreement

10.2	First Amendment to Letter of Credit Facility Agreement

31	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002