Form 10-Q
period 2004-06-30
IRONTON IRON INC
filed 2004-08-09
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004, or

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

At August 9, 2004 there were 23,000 shares of common stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ironton Iron, Inc.

(In Process of Orderly Shutdown)

Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets:
Assets held for sale	$341	$341
Liabilities:
Accrued liabilities	792	481
Due to affiliates	74,099	73,909

Total liabilities	74,891	74,390

Net liabilities in liquidation	$74,550	$74,049

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Statement of Deficiency
(in thousands of dollars)

Six Months Ended
June 30, 2004
(Unaudited)
Net liabilities in liquidation at December 31, 2003	$74,049
Changes in net liabilities in liquidation	501

Net liabilities in liquidation at June 30, 2004	$74,550

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)

Notes to Interim Condensed Financial Statements

June 30, 2004 (Unaudited)

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

During the six months ended June 30, 2004, we paid workers’ compensation claims of $90,000 which was accrued for previously. In addition, we increased the accrual for workers’ compensation by $400,000. We also incurred $101,000 for health insurance which was not accrued for previously. Both the additional workers’ compensation charge of $400,000 and health insurance expense of $101,000 were recorded directly to the statement of deficiency. The “Accrued liabilities” of $792,000 at June 30, 2004 in the accompanying statements of net liabilities in liquidation are management’s estimate of the remaining costs for workers’ compensation.

The $341,000 included as “Assets held for sale” on the accompanying statements of net liabilities in liquidation at June 30, 2004 is the estimated fair value of the remaining real property and machinery.

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

June 30, 2004 (Unaudited)

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

At June 30, 2004 and December 31, 2003, outstanding aggregate loans from INTERMET to Ironton were $74.1 million and $73.9 million, respectively.

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

Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $16.1 million of debt outstanding as of June 30, 2004.

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

Plant Closure and Liquidation Update

Ironton ceased operations on March 31, 2000 and demolition of the plant was completed in the third quarter of 2001. As of June 30, 2004, Ironton has $341,000 in fixed assets remaining, consisting of machinery and the real property at which Ironton operated. Management anticipates that the machinery will be sold or transferred to other INTERMET facilities. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders. Management does not anticipate that any such distributions will be made.

During the six months ended June 30, 2004, we paid workers’ compensation claims of $90,000 which was accrued for previously. In addition, we increased the accrual for workers’ compensation by $400,000. We also incurred $101,000 for health insurance which was not accrued previously. Both the additional workers’ compensation charge of $400,000 and health insurance expense of $101,000 were recorded directly to the statement of deficiency. The accrued liabilities of $792,000 at June 30, 2004 are management’s estimate of the remaining costs for workers’ compensation.

Assets and Liabilities following the Plan for Orderly Shutdown

As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts at June 30, 2004 and December 31, 2003. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s remaining real property and machinery were segregated on the statements of net liabilities in liquidation as assets held for sale. Ironton did not accrue any additional amounts for asset impairment or shutdown for the six months ended June 30, 2004. However, Ironton may have additional costs related to asset impairment or shutdown after that date, which would be recorded directly to the statement of deficiency.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic Security Exchange Commission reports.

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

Robert E. Belts
President of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)
Vice President of Finance and Chief Financial Officer of INTERMET Corporation

Date:	August 9, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX- 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

EX-32	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002