Form 10-Q
period 2004-09-30
IRONTON IRON INC
filed 2004-11-15
CIK 771176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-17028

Ironton Iron, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At November 15, 2004 there were 23,000 shares of common stock, no par value, outstanding.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults upon Senior Securities
Signature

2

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 2004, we, along with our parent, INTERMET Corporation (“INTERMET”) and 16 of INTERMET’s other domestic subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court for the Eastern District of Michigan seeking relief under chapter 11 of the United States Bankruptcy Code. We are continuing to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

On October 14, 2004, as INTERMET was engaged in negotiations for a DIP credit facility, INTERMET’s pre-petition lenders agreed to permit the use of cash collateral by INTERMET’s subsidiaries pending the availability of a DIP facility. Our use of cash collateral under this agreement extended through October 22, 2004.

On October 22, 2004, we, along with INTERMET and certain of INTERMET’s subsidiaries (collectively, the “Borrowers”), entered into a DIP Credit Agreement (the “Credit Agreement”) with a group of lenders (the “Lenders”), Deutsche Bank Trust Company Americas (“Deutsche Bank”), as collateral agent for the Lenders and as co-agent, and The Bank of Nova Scotia (“Scotia Capital”) as administrative agent for Lenders. The DIP Facility has a stated maturity date (unless earlier accelerated) of October 21, 2005. On November 8, 2004, the Borrowers entered into a First Amendment to Debtor in Possession Credit Agreement (the “First Amendment”) among the Borrowers, the Lenders, Deutsche Bank and Scotia Capital.

The Credit Agreement provides for a $60.0 million commitment of debtor-in-possession financing (the “DIP Facility”) to fund the Borrowers’ working capital requirements and other corporate purposes during the Borrowers’ chapter 11 proceedings. Pursuant to the terms of the Credit Agreement, the Borrowers are currently able to borrow up to $20.0 million of the DIP Facility, subject to a budget and other restrictions. The $20.0 million of availability under the DIP Facility is available to us and to INTERMET through the end of the year, and will continue to be available to us and to INTERMET after December 31, 2004 if INTERMET has entered into agreements satisfactory to Deutsche Bank and Scotia Capital with customers representing 75% of INTERMET’s gross sales. The Borrowers’ ability to borrow the additional $40.0 remains subject to the following conditions: completion of collateral documents and other closing deliveries; approval by Deutsche Bank and Scotia Capital of an updated budget; no material adverse change in the business or condition of INTERMET and its subsidiaries, taken as a whole; execution of the customer agreements described above; and minimum availability of $25.0 million under the borrowing base. Two additional conditions to the Borrowers’ ability to borrow the $40.0 million have already been satisfied: first, the Bankruptcy Court gave its final approval of the DIP Facility on November 5, 2004, subject to rights of appeal, and second, INTERMET has paid a commitment fee of approximately $1.0 million to the Lenders.

Due to the filing of voluntary petitions under chapter 11, proceedings filed against us will generally be stayed during the pendency of the reorganization.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

The chapter 11 bankruptcy filing of INTERMET and its subsidiaries on September 29, 2004 was a default under INTERMET’s First Amended and Restated Credit Agreement dated January 8, 2004, as amended by the First Amendment to First Amended and Restated Credit Agreement dated as of April 13, 2004 (together, the “Credit Agreement”), among INTERMET, lenders who are parties to the Credit Agreement from time to time and the Bank of Nova Scotia, both as lender as administrative and collateral agent for the lender group. As a result of this default,

3

the commitments under the Credit Agreement have terminated and all borrowings, together with accrued interest, and all other amounts owed by INTERMET, including all amounts under outstanding letters of credit issued pursuant to the Credit Agreement, became due and payable. On October 31, 2004, principal, outstanding letters of credit issued pursuant to the Credit Agreement and interest in the amount of approximately $188.8 million was owed by INTERMET under the Credit Agreement. We are a guarantor of this indebtedness pursuant to a Second Amended and Restated Guaranty Agreement dated January 8, 2004 by and among us, certain other subsidiaries of INTERMET and the Bank of Nova Scotia.

The chapter 11 bankruptcy filing of INTERMET and its subsidiaries also was a default under that certain indenture dated as of June 13, 2002 among INTERMET, certain of its domestic subsidiaries, as guarantors, including us, and U.S. Bank National Association, as trustee. The indenture governs the $175 million aggregate principal amount of INTERMET’S 9-3/4% Senior Notes Due 2009. As a result of the default, the principal amount of the notes plus accrued and unpaid interest became immediately due and payable. On October 31, 2004, INTERMET owed approximately $181.4 million of principal and interest under the notes.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by Ironton during the quarter for which this report is being filed.

4

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Robert E. Belts

Robert E. Belts
President of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)
Vice President of Finance and Chief Financial Officer of
INTERMET Corporation

Date:	November 15, 2004

5