Form 10-Q/A
period 2004-09-30
IRONTON IRON INC
filed 2005-11-03
CIK 771176

The following items were the subject of a Form 12b-25 and are included herein:
Part I, Item 1
Part I, Item 2
Part I, Item 3
Part I, Item 4
Information required by Part II of Form 10-Q was previously filed on our Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed November 15, 2004. That information is superceded by the Part II information included in this report.
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At October 31, 2005 there were 23,000 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Restated)
Assets:
Assets held for sale	$—	$341
Due from affiliates	—	140

Total assets	—	481

Liabilities:
Accrued liabilities	—	481
Liabilities subject to compromise:
At recorded amounts	947	—
Adjustment to fair value	(947)	—

Total liabilities subject to compromise	—	—

Total liabilities	—	481

Net liabilities in liquidation	$—	$—

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Statement of Deficiency
(in thousands of dollars)

Nine Months Ended
September 30, 2004
(Unaudited and Restated)

Net liabilities in liquidation at December 31, 2003, as originally reported	$74,049
Adjustment of amounts due to/from affiliates to fair value	(74,049)

Net liabilities in liquidation at December 31, 2003, as restated	—
Adjustment to fair value of assets held for sale	(341)
Adjustment of amount due from affiliates	(10)
Adjustment of accrued liabilities to fair value, net	351

Net liabilities in liquidation at September 30, 2004	$—

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
September 30, 2004 (Unaudited)
1. Background and Summary of Significant Accounting Policies
Background and Summary of Significant Developments
Ironton Iron, Inc. (“Ironton”) was engaged in the production and sale of ductile iron castings, primarily for the transportation industry. INTERMET Corporation (“INTERMET”) owns all of the issued and outstanding common stock of Ironton. As part of INTERMET’s 1988 purchase of Ironton, the previous stockholders of Ironton approved a recapitalization of Ironton. Under the recapitalization, the existing common stockholders each received an equivalent number of shares of Ironton’s newly-issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2.3 million. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton incurred a cumulative net loss of $120.2 million from when INTERMET purchased it in 1988 to December 1999. Therefore, none of the preferred shares were redeemed and no dividends were declared or paid.
During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. On December 7, 1999, INTERMET’s management approved the closure and announced its plan for the liquidation of Ironton. Pursuant to the decision to close this foundry, Ironton’s assets were classified as held for sale in its financial statements and valued at estimated fair market value. Management believed that, when the plan for orderly shutdown was complete, it was unlikely that there would be any assets available for distribution to its preferred or common stockholders and Ironton did not contemplate any such distributions. Therefore, the aggregate par value of the preferred stock and related accumulated dividends, common stock, additional paid-in capital and accumulated deficit were all eliminated from Ironton’s statement of net liabilities in liquidation in connection with the adoption of the liquidation basis of accounting.
Operations at the foundry continued through the first quarter of 2000 in order to fill customer needs. The foundry ceased operations at the end of the first quarter 2000 and demolition of the foundry buildings was completed in the third quarter of 2001.
In 2004, Ironton paid $0.1 million for workers’ compensation claims which were accrued previously. In addition, we recorded an asset impairment charge of $0.3 million, increased the accrual for workers’ compensation by $0.5 million and recorded $0.1 million for legal expenses which were not accrued previously. The asset impairment charge of $0.3 million, the additional workers’ compensation charge of $0.5 million and legal expenses of $0.1 million were recorded directly to the statement of deficiency. There were liabilities of $0.9 million as of September 29, 2004 consisting of management’s estimate of the remaining costs for workers’ compensation of $0.8 million and accrued legal expenses of $0.1 million, which are subject to compromise pursuant to the bankruptcy proceedings discussed below. In accordance with liquidation accounting, these accrued liabilities have been adjusted to their estimated fair value of zero.
Under the terms of Ironton’s Amended Plan of Reorganization filed with the Bankruptcy Court on August 12, 2005, Ironton’s general unsecured creditors had the option of selecting the “Cash Out Amount,” “New Common Stock and Rights” or “Inducement Cash.” In August, 2005 such unsecured creditors selected or, under the terms of the Amended Plan of Reorganization were allocated, the Cash Out Amount, which will result in payment to these parties of approximately $25,000 upon Ironton’s emergence from bankruptcy.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
September 30, 2004 (Unaudited)
1. Background and Summary of Significant Accounting Policies (continued)
Proceedings under Chapter 11 of the Bankruptcy Code
On September 29, 2004, INTERMET and 17 of its wholly-owned domestic subsidiaries, including Ironton, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al. (Case No. 04-67597).
On June 24, 2005, INTERMET and its subsidiaries for which bankruptcy petitions were filed, including Ironton, filed Plans of Reorganization with the Bankruptcy Court. On June 27, 2005, INTERMET filed a copy of the Plans of Reorganization with the Securities and Exchange Commission on a Form 8-K.
On June 27, 2005, INTERMET and its subsidiaries filed a Disclosure Statement with the Bankruptcy Court in connection with the Plans of Reorganization. On June 28, 2005, INTERMET filed a copy of the Disclosure Statement with the Securities and Exchange Commission on a Form 8-K.
On August 12, 2005, INTERMET and its subsidiaries filed an Amended Plans of Reorganization with the Bankruptcy Court. On August 15, 2005, INTERMET filed a copy of the Amended Plans of Reorganization with the Securities and Exchange Commission on a Form 8-K.
On August 12, 2005, INTERMET and its subsidiaries filed an Amended Disclosure Statement with the Bankruptcy Court related to the Amended Plans of Reorganization. On August 15, 2005, INTERMET filed a copy of the Amended Disclosure Statement with the Securities and Exchange Commission on a Form 8-K.
On September 26, 2005, the Bankruptcy Court entered an order confirming INTERMET’s Amended Plans of Reorganization. Under the confirmed Plans of Reorganization there are a number of conditions that must be satisfied in order for the confirmed Plans to become effective, including the closing and initial funding of a post-bankruptcy credit facility. INTERMET has received a commitment letter from Goldman, Sachs & Co. with respect to this facility, and is in the process of negotiating a definitive credit facility.
Ironton’s Amended Plan of Reorganization as confirmed by the Bankruptcy Court on September 26, 2005, provides that the interests of Ironton’s preferred shareholders will be cancelled on the date the Amended Plan of Reorganization becomes effective.
Links to these and other public filings can be found on INTERMET’s website at www.intermet.com.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
September 30, 2004 (Unaudited)
1. Background and Summary of Significant Accounting Policies (continued)
Basis of Accounting
Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflect assets and liabilities based on their estimated fair values. Changes in the estimated liquidation values of assets and liabilities are recognized in the statement of deficiencies in the period in which such changes are known. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the adoption of the plan for liquidation, comparative information using accounting principles applicable to a going concern and certain other disclosures are not meaningful and have not been presented in the accompanying financial statements.
Restatement of December 31, 2003 Statement of Net Liabilities in Liquidation
Prior to 2004, Ironton presented amounts due to affiliates of $74.2 million at the face amount of payments made by such affiliate on their behalf in the statement of net liabilities in liquidation. This statement has been restated in these financial statements to reflect such liability at its estimated settlement amount of zero, which is deemed to be fair value under the liquidation basis of accounting.
Liabilities Subject to Compromise
Liabilities subject to compromise refers to liabilities of the debtors incurred prior to September 29, 2004 and represent the estimates of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future proceedings. Payment terms for these claims will be established in connection with the bankruptcy proceedings. Accrued liabilities in the amount of $0.9 million are subject to compromise. In accordance with liquidation accounting, the accrued liabilities have been adjusted to the estimated fair value of zero. These claims will be subsequently settled at approximately $25,000 upon Ironton’s emergence from bankruptcy.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Ironton has made significant estimates relative to the valuation of all its assets and liabilities, including, among others, the fair value of assets held for sale and liabilities subject to compromise. Actual results may differ from amounts estimated.
2. Income Taxes
INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the nine months ended September 30, 2004, no provision for income tax benefit has been recorded as the income tax benefit for the losses incurred has been fully reserved. Deferred tax assets are fully reserved at September 30, 2004 and December 31, 2003.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
September 30, 2004 (Unaudited)
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
At September 30, 2004 and December 31, 2003, outstanding aggregate advances from INTERMET to Ironton were $74.2 million and $73.9 million, respectively. In accordance with liquidation accounting, these advances have been adjusted to their estimated settlement amount (i.e., fair value) of zero.
4. Commitments and Contingencies
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
5. Guarantee of Debt
Senior Notes
On June 13, 2002, INTERMET completed an unsecured senior note offering of $175.0 million (the “Senior Notes”), which were to mature on June 15, 2009. The Senior Notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries, including Ironton. Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $17.3 million of debt outstanding as of September 30, 2004. INTERMET is in default under the Senior Notes and a claim has been made on Ironton’s guaranty by the indenture trustee on behalf of the holders of the Senior Notes. The guarantees are unconditional and joint and several. A claim has been filed against INTERMET and all guarantors, including Ironton, related to the Senior Notes. The claims of the Senior Note holders, including claims under Ironton’s guarantee, are being satisfied by the issuance of INTERMET stock or cash, paid by INTERMET, pursuant to the Amended Plans of Reorganization.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
September 30, 2004 (Unaudited)
5. Guarantee of Debt (continued)
Bank Credit Agreement
On January 8, 2004, INTERMET refinanced its then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. Ironton continues to be a guarantor of this borrowing by INTERMET, and continues to pledge and mortgage all of its assets to secure that guaranty. Due to the filing of the bankruptcy proceedings on September 29, 2004, INTERMET is in default under the Bank Credit Agreement and the lenders under the Bank Credit Agreement have made a claim under Ironton’s guaranty. As of September 30, 2004, the total amount in default was $189.5 million, including outstanding term loan of $119.4 million, outstanding revolving credit of $41.0 million, outstanding letters of credit of $26.9 million and accrued interest of $2.2 million.
In addition to borrowings under the $90.0 million credit line, INTERMET also had standby letters of credit outstanding totaling $26.9 million as of September 30, 2004. The letters of credit are used to guarantee the payment or performance of various INTERMET obligations, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.
Debtor-in-Possession Credit Facility
On October 22, 2004, INTERMET entered into a $60.0 million debtor-in-possession credit facility, as amended by nine amendments through October 14, 2005 (the “DIP Facility”), to supplement its liquidity and fund operations during the bankruptcy proceedings. Ironton is a guarantor of the DIP Facility and has pledged and mortgaged all of its assets to secure that guaranty. At December 31, 2004 and September 30, 2005, INTERMET was in compliance with all debt covenants under the DIP Facility. The issuance of letters of credit also reduces the amount available under the DIP Facility.

Forward Looking Statement
The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Ironton or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:
•	the ability of Ironton to liquidate its assets at the stated values,

•	the future costs that may be associated with the liquidation, including, but not limited to, environmental remediation work that may be required at Ironton’s property for which Ironton has no accrual, and

•	other risks detailed from time to time in Ironton’s filings with the Securities and Exchange Commission.
Ironton undertakes no obligation to publicly update or revise any forward-looking statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Plant Closure and Liquidation Update
Ironton ceased operations on March 31, 2000 and demolition of the plant was completed in the third quarter of 2001. As of September 30, 2004, Ironton remaining fixed assets were written down to zero. Management believes that when the plan for orderly shutdown is complete and that when Ironton’s present and contingent liabilities are satisfied, there will not be any assets available for distribution to its preferred shareholders.
During the nine months ended September 30, 2004, we paid workers’ compensation claims of $0.1 million which was accrued for previously. In addition, we recorded an asset impairment charge of $0.3 million, increased the accrual for workers’ compensation by $0.5 million based on upward claims development and recorded $0.1 million for legal expenses which were not accrued previously. The asset impairment charge of $0.3 million, the additional workers’ compensation charge of $0.5 million and legal expenses of $0.1 million were recorded directly to the statement of deficiency. There were liabilities of $0.9 million as of September 29, 2004 consisting of management’s estimate of the remaining costs for workers’ compensation of $0.8 million and accrued legal expenses of $0.1 million, which are subject to compromise pursuant to the bankruptcy proceedings discussed below. In accordance with liquidation accounting, these accrued liabilities have been adjusted to their estimated fair value of zero.
Under the terms of Ironton’s Amended Plan of Reorganization filed with the Bankruptcy Court on August 12, 2005, Ironton’s general unsecured creditors had the option of selecting the “Cash Out Amount,” “New Common Stock and Rights” or “Inducement Cash.” In August, 2005 such unsecured creditors selected or, under the terms of the Amended Plan of Reorganization were allocated, the Cash Out Amount, which will result in payment to these parties of approximately $25,000 upon Ironton’s emergence from bankruptcy.
Prior to the September 29, 2004 bankruptcy filings, INTERMET funded the required payments discussed above and increased the amount due to affiliates.
Assets and Liabilities following the Plan for Orderly Shutdown
As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values at September 30, 2004 and December 31, 2003. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.
Ironton’s remaining real property and machinery were segregated on the statements of net liabilities in liquidation as assets held for sale. Ironton recorded an additional $0.3 million for asset impairment for the nine months ended September 30, 2004, as these assets remain unsold since the reclassification to assets held for sale in 1999.
Guarantee of Debt
On June 13, 2002, INTERMET, completed an unsecured senior note offering of $175.0 million (the “Senior Notes”), which were to mature on June 15, 2009. The Senior Notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries, including Ironton (“Combined Guarantor Subsidiaries”). INTERMET is in default under the Senior Notes. A claim has been filed against INTERMET and all guarantors, including Ironton, related to the Senior Notes. The claims of the Senior Note holders, including claims under Ironton’s guarantee, are being satisfied by the issuance of INTERMET stock or cash, paid by INTERMET, pursuant to the Amended Plans of Reorganization.
On January 8, 2004, INTERMET refinanced its then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. Ironton continues to be a guarantor of this borrowing by INTERMET, and continues to pledge and mortgage all of its assets to secure that guaranty. Due to the filing of the bankruptcy proceedings on September 29, 2004, INTERMET is in default under the Bank Credit Agreement.
On October 22, 2004, INTERMET entered into a $60.0 million debtor-in-possession credit facility, as amended by nine amendments through October 14, 2005 (the “DIP Facility”), to supplement its liquidity and fund operations during the bankruptcy proceedings. Ironton is a guarantor of the DIP Facility and has pledged and mortgaged all of its assets to secure that guaranty.
See additional discussion regarding INTERMET’s debt and Ironton’s guarantees in Note 5 to the Financial Statements, Guarantee of Debt, in Item 1 to this report.
Because of INTERMET’s defaults under Senior Notes and the Bank Credit Agreement, claims under Ironton’s guarantees have been made by the lenders under the Bank Credit Agreement and the indenture trustee on behalf of the holders of the Senior Notes.
Proceedings under Chapter 11 of the Bankruptcy Code
On September 29, 2004, INTERMET and 17 of its wholly-owned domestic subsidiaries, including Ironton, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al. (Case No. 04-67597).
On June 24, 2005, INTERMET and its subsidiaries for which bankruptcy petitions were filed, including Ironton, filed Plans of Reorganization with the Bankruptcy Court. On June 27, 2005, INTERMET filed a copy of the Plans of Reorganization with the Securities and Exchange Commission on a Form 8-K.
On June 27, 2005, INTERMET and its subsidiaries filed a Disclosure Statement with the Bankruptcy Court in connection with the Plans of Reorganization. On June 28, 2005, INTERMET filed a copy of the Disclosure Statement with the Securities and Exchange Commission on a Form 8-K.
On August 12, 2005, INTERMET and its subsidiaries filed an Amended Plans of Reorganization with the Bankruptcy Court. On August 15, 2005, INTERMET filed a copy of the Amended Plans of Reorganization with the Securities and Exchange Commission on a Form 8-K.

On August 12, 2005, INTERMET and its subsidiaries filed an Amended Disclosure Statement with the Bankruptcy Court related to the Amended Plans of Reorganization. On August 15, 2005, INTERMET filed a copy of the Amended Disclosure Statement with the Securities and Exchange Commission on a Form 8-K.
On September 26, 2005, the Bankruptcy Court entered an order confirming INTERMET’s Amended Plans of Reorganization. Under the confirmed Plans of Reorganization there are a number of conditions that must be satisfied in order for the confirmed Plans to become effective, including the closing and initial funding of a post-bankruptcy credit facility. INTERMET has received a commitment letter from Goldman, Sachs & Co. with respect to this facility, and is in the process of negotiating a definitive credit facility.
Ironton’s Amended Plan of Reorganization as confirmed by the Bankruptcy Court on September 26, 2005, provides that the interests of Ironton’s preferred shareholders will be cancelled on the date the Amended Plan of Reorganization becomes effective.
Accounting Impact of Bankruptcy Proceedings
As described above, on September 29, 2004 INTERMET and 17 of its wholly-owned subsidiaries, including Ironton, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As Ironton has previously adopted the liquidation basis of accounting, pre-petition liabilities have been recorded at their estimated fair value, which is zero due to the bankruptcy proceedings.
Under the terms of Ironton’s Amended Plan of Reorganization filed with the Bankruptcy Court on August 12, 2005, Ironton’s general unsecured creditors had the option of selecting the “Cash Out Amount,” “New Common Stock and Rights” or “Inducement Cash.” In August, 2005 such unsecured creditors selected or, under the terms of the Amended Plan of Reorganization were allocated, the Cash Out Amount, which will result in payment to these parties of approximately $25,000 upon Ironton’s emergence from bankruptcy.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This is no longer applicable as Ironton has ceased operations and is in liquidation.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in timely alerting them and our management to material information that is required to be included in our periodic Securities and Exchange Commission reports and filings. This conclusion was reached because of the material weakness in internal control over financial reporting reported by INTERMET as described below as well as Ironton’s restatement of the December 31, 2003 statement of net liabilities in liquidation.
Except as noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company’s and INTERMET’s annual report on Form 10-K for the year ended December 31, 2004 contains management’s report on internal controls over financial reporting as of December 31, 2004, which identified a material weakness in internal controls over financial reporting relating to its financial statement closing process.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 29, 2004, INTERMET and 17 of its wholly-owned domestic subsidiaries, including Ironton, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. The Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al (Case No. 04-67597). Subsidiaries other than the above described domestic subsidiaries, including foreign subsidiaries, are not parties to the Chapter 11 cases and are operating in the normal course. For further discussion, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Ironton is not currently a party to any other legal proceedings associated with its former business that Ironton believes will have a material adverse effect on its net liabilities in liquidation or its ability to liquidate assets.
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

Ironton Iron, Inc.
By:	/s/ Robert E. Belts
Robert E. Belts
President and Director of Ironton Iron, Inc. (Principal Executive Officer and Principal Financial Officer)
Date:	October 31, 2005

Exhibit index

Exhibit
Number	Description of Exhibit

31	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002