Form 10-K
period 2004-12-31
IRONTON IRON INC
filed 2005-11-03
CIK 771176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 0-17028
IRONTON IRON, INC.
(Exact name of registrant as specified in its charter)

OHIO	31-1117407
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)
(248) 952-2500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Series A Cumulative Preferred Stock*
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2004 none of the registrant’s common stock was held by non-affiliates of the registrant. Therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0. There were 23,000 shares of the registrant’s common stock outstanding and held by INTERMET Corporation as of June 30, 2004.

*   Registered as a result of the reclassification of the registrant’s common stock, no par value, into Series A Cumulative Preferred Stock, pursuant to an amendment to the registrant’s Articles of Incorporation filed on October 30, 1988, described in the registrant’s Form 8 to its Registration Statement on Form 10, dated November 3, 1988, previously filed with the Commission. See Item 1, “Business-General”.

PART I
Item 1. Business
General
Ironton Iron, Inc. (“Ironton”) was incorporated under the laws of the State of Ohio on July 9, 1984. Until March 31, 2000, Ironton operated a foundry in Ironton, Ohio that manufactured and sold ductile iron castings for the transportation industry.
In October 1988, Intermet Foundries, Inc. (“IFI”), a Georgia corporation and wholly-owned subsidiary of INTERMET Corporation (“INTERMET”), acquired, through a recapitalization, all of the outstanding common stock of Ironton. In connection with the recapitalization, IFI paid $2.0 million for 23,000 shares of newly issued common stock of Ironton and refinanced approximately $2.1 million of Ironton’s debt. As part of the recapitalization, Ironton issued a new class of non-voting Series A Cumulative Preferred Stock to the former holders of Ironton’s common stock in exchange for all of their common shares. The recapitalization was approved by a vote of the former common stockholders on October 24, 1988. On March 31, 1996, IFI was merged into INTERMET.
Because of Ironton’s operational difficulties, customers representing a significant portion of its sales volumes informed INTERMET and Ironton in late 1999 that they decided to place their business with alternate sources. The foundry was an old facility and the cost to modernize it would have further impacted already negative operating results. On December 7, 1999, INTERMET announced the closure of the Ironton facility. On December 31, 1999, Ironton adopted the liquidation basis of accounting. Operations at the foundry continued through the first quarter of 2000 in order to fulfill customer needs. The foundry ceased operations at the end of the first quarter of 2000 and demolition of the plant was completed in the third quarter of 2001.
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
INTERMET’s subsidiaries for which bankruptcy petitions were filed are Alexander City Casting Company, Inc., Cast-Matic Corporation, Columbus Foundry, L.P., Diversified Diemakers, Inc., Ganton Technologies, Inc., INTERMET Holding Company, INTERMET Illinois, Inc., INTERMET International, Inc., INTERMET U.S. Holding, Inc., Ironton Iron, Inc., Lynchburg Foundry Company, Northern Castings Corporation, Sudbury, Inc., SUDM, Inc., Tool Products, Inc., Wagner Castings Company and Wagner Havana, Inc., all of which, together with INTERMET, are currently operating as debtors and debtors-in-possession. Other INTERMET subsidiaries, including foreign subsidiaries, are not parties to the Chapter 11 proceedings and are operating in the normal course.
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
Links to these and other INTERMET public filings can be found on INTERMET’s website at www.intermet.com.
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
Employees
Since the first quarter of 2001, Ironton has not employed any salaried or hourly employees.
Environmental Matters

Ironton’s operations were subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and the Ohio Environmental Protection Agency, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into the surface and ground waters and the manufacture, treatment and disposal of hazardous and non-hazardous substances.
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
Item 2. Properties
Ironton owned its foundry and offices located at 2520 South Third Street, Ironton, Ohio. The foundry and offices consisted of an aggregate of 514,000 square feet of buildings situated on 26 acres of land zoned for industrial use. Demolition of the foundry buildings was completed in the third quarter of 2001. Ironton continues to own the real property at this location.
Item 3. Legal Proceedings
On September 29, 2004, INTERMET and 17 of its wholly-owned domestic subsidiaries, including Ironton, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. The Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al (Case No. 04-67597). Subsidiaries other than the above described domestic subsidiaries, including foreign subsidiaries, are not parties to the Chapter 11 cases and are operating in the normal course. For further discussion, see Item 1, Business, “Proceedings Under Chapter 11 of the Bankruptcy Code.”
Ironton is not currently a party to any other legal proceedings associated with its former business that Ironton believes will have a material adverse effect on its net liabilities in liquidation or its ability to liquidate assets.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Ironton during the fiscal year.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for Ironton’s common stock or Series A Cumulative Preferred Stock. As of June 30, 2005, INTERMET was the sole holder of the common stock and, accordingly, none of the registrant’s common stock was held by non-affiliates of the registrant. Therefore, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was zero. As of this same date, there were 1,389 holders of Series A Cumulative Preferred Stock. Ironton has not sold unregistered securities within the past three years.
As part of INTERMET’S 1988 purchase of Ironton, the previous common stockholders approved a recapitalization of Ironton. Under the recapitalization, the previous common stockholders each received an equivalent number of shares of newly issued Series A Cumulative Preferred Stock having a par value of $200 per share and dividend rights of $10 per share per year with an aggregate par value of $2.3 million. The preferred shares, by their terms, were to be redeemed at par value from cumulative net income, if any, in four annual installments beginning in 1993. Ironton incurred a cumulative net loss of $120.2 million from 1988 through December 31, 1999, the date Ironton adopted the liquidation basis of accounting.
The aggregate par value of the preferred stock, related accumulated dividends, common stock, additional paid-in capital and accumulated deficit were eliminated from Ironton’s financial statements in connection with the adoption of the liquidation basis of accounting at December 31, 1999 because management believed that when the plan of liquidation was complete there would not be any assets available for distribution to preferred or common stockholders. Ironton’s Amended Plan of Reorganization as confirmed by the Bankruptcy Court on September 26, 2005 provides that the interests of Ironton’s preferred stockholders will be cancelled.
Item 6. Selected Financial Data
See Ironton’s audited financial statements included in Item 8 of this report, incorporated herein by reference.
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

Plant Closure and Liquidation Update
Ironton’s foundry ceased operations on March 31, 2000 and demolition of the plant was completed in the third quarter of 2001.
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
In 2001, Ironton incurred $1.5 million for professional fees for environmental remediation. We also paid $0.4 million against an accrual for workers’ compensation. Additionally, we paid $0.8 million in workers’ compensation and group insurance which was not previously accrued and was recorded directly to the statement of deficiency.
In 2002, Ironton incurred $0.2 million for workers’ compensation claims, $0.3 million for health insurance and $0.1 million for environmental remediation. Those amounts, not accrued previously, were recorded directly to the statement of deficiency.
In 2003, Ironton paid $0.1 million for workers’ compensation claims, which were accrued previously. We also accrued an additional $0.4 million for future workers’ compensation claims based on upward claims development. In addition, we incurred $0.2 million for health insurance which was not accrued previously and was recorded directly to the statement of deficiency. The “Accrued liabilities” of $0.5 million as of December 31, 2003 in the accompanying statements of net liabilities in liquidation were management’s estimate of the remaining costs for workers’ compensation.
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
Assets and Liabilities following the Plan for Orderly Shutdown
As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values at December 31, 2004 and December 31, 2003. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.

Ironton’s remaining real property and machinery were segregated on the statement of net liabilities in liquidation as assets held for sale. Their balance was reduced from $0.9 million in 2002 to the estimated fair value of $0.3 million at December 31, 2003. The 2003 asset impairment charge of $0.6 million was recorded directly to the statement of deficiency. In September 2004, the balance was reduced from $0.3 million to the estimated fair value of zero as these assets remain unsold since the reclassification to assets held for sale in 1999. The asset impairment charge of $0.3 million was recorded directly to the statement of deficiency.
Guarantee of Debt
On June 13, 2002, INTERMET, completed an unsecured senior note offering of $175.0 million (the “Senior Notes”), which were to mature in 2009. The Senior Notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries, including Ironton. INTERMET is in default under the Senior Notes. A claim has been filed against INTERMET and all guarantors, including Ironton, related to the Senior Notes. The claims of the Senior Note holders, including claims under Ironton’s guarantee, are being satisfied by the issuance of INTERMET stock or cash, paid by INTERMET, pursuant to the Amended Plans of Reorganization.
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
On October 22, 2004, INTERMET entered into a $60.0 million debtor-in-possession credit facility, as amended by nine amendments through October 14, 2005 (the “DIP Facility”), to supplement its liquidity and fund operations during the bankruptcy proceedings. Ironton is a guarantor of the DIP Facility and has pledged and mortgaged all of its assets to service that guaranty.
See additional discussion regarding INTERMET’s debt and Ironton’s guarantees in Note 5 to the Financial Statements, Guarantee of Debt, in Item 8 to this report.
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

Item 8. Financial Statements and Supplementary Data
Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	December 31,	December 31,
	2004	2003
		(Restated)
Assets:
Assets held for sale	$—	$341
Due from affiliates	—	140

Total assets	—	481

Liabilities:
Accrued liabilities	—	481
Liabilities subject to compromise:
At recorded amounts	947	—
Adjustment to fair value	(947)	—

Total liabilities subject to compromise	—	—

Total liabilities	—	481

Net liabilities in liquidation	$—	$—

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Statement of Deficiency
(in thousands of dollars)

Year ended
December 31, 2004
(Restated)
Net liabilities in liquidation at December 31, 2003, as originally reported	$74,049
Adjustment of amounts due to/from affiliates to fair value	(74,049)

Net liabilities in liquidation at December 31, 2003, as restated	—
Adjustment to fair value of assets held for sale	(341)
Adjustment of amount due from affiliates	(10)
Adjustment of accrued liabilities to fair value, net	351

Net liabilities in liquidation at December 31, 2004	$—

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Financial Statements
December 31, 2004
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
In the fourth quarter of 2003, after considering the current market conditions, we wrote down the carrying value of the remaining real property and machinery from $0.9 million in 2002 to the estimated fair value of $0.3 million. This amount is included as “Assets held for sale” on the accompanying statement of net liabilities in liquidation at December 31, 2003. In September 2004, after considering the current market conditions, we wrote down the carrying value of the remaining real property and machinery from $0.3 million in 2003 to zero.

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
Basis of Accounting
Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value. Accordingly, the statement of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values. Changes in the estimated liquidation value of assets and liabilities are recognized in the statement of deficiencies in the period in which such changes are known. The statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. However, as a result of the adoption of the plan for liquidation, comparative information using accounting principles applicable to a going concern and certain other disclosures are not meaningful and have not been presented in the accompanying financial statements.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Financial Statements
1. Background and Summary of Significant Accounting Policies (continued)
Restatement of December 31, 2003 Statement of Net Liabilities in Liquidation
Prior to 2004, Ironton presented amounts due to affiliates of $74.2 million at the face amount of payments made by such affiliate on their behalf in the statement of net liabilities in liquidation. This statement has been restated in these financial statements to reflect such liability at its estimated settlement amount of zero, which is deemed to be fair value under the liquidation basis of accounting.
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
2. Income Taxes
INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the year ended December 31, 2004, no provision for income tax benefit has been recorded as the income tax benefit for the losses incurred has been fully reserved. Deferred tax assets are fully reserved at December 31, 2004 and 2003.
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
At December 31, 2004 and 2003, outstanding aggregate advances from INTERMET to Ironton were $74.2 million and $73.9 million, respectively. In accordance with liquidation accounting, these advances have been adjusted to their estimated settlement amount (i.e., fair value) of zero.

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
5. Guarantee of Debt
Senior Notes
On June 13, 2002, INTERMET completed an unsecured senior note offering of $175.0 million (the “Senior Notes”), which were to mature on June 15, 2009. The Senior Notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries, including Ironton (“Combined Guarantor Subsidiaries”). Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $21.3 million of debt outstanding as of December 31, 2004. INTERMET is in default under the Senior Notes and a claim has been made on Ironton’s guaranty by the indenture trustee on behalf of the holders of the Senior Notes. The guarantees are unconditional and joint and several. A claim has been filed against INTERMET and all guarantors, including Ironton, related to the Senior Notes. The claims of the Senior Note holders, including claims under Ironton’s guarantee, are being satisfied by the issuance of INTERMET stock or cash, paid by INTERMET, pursuant to the Amended Plans of Reorganization.
Bank Credit Agreement
On January 8, 2004, INTERMET refinanced its then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. Ironton continues to be a guarantor of this borrowing by INTERMET, and continues to pledge and mortgage all of its assets to secure that guaranty. Due to the filing of the bankruptcy proceedings on September 29, 2004, INTERMET is in default under the Bank Credit Agreement and the lenders under the Bank Credit Agreement have made a claim under Ironton’s guaranty. As of December 31, 2004, the total amount in default was $188.9 million, including outstanding term loan of $119.7 million, outstanding revolving credit of $43.7 million, outstanding letters of credit of $24.4 million and accrued interest of $1.1 million.
In addition to borrowings under the $90.0 million credit line, INTERMET also had standby letters of credit outstanding totaling $24.4 million as of December 31, 2004. The letters of credit are used to guarantee the payment or performance of various INTERMET obligations, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Financial Statements
5. Guarantee of Debt (continued)
Debtor-in-Possession Credit Facility
On October 22, 2004, INTERMET entered into a $60.0 million debtor-in-possession credit facility, as amended by nine amendments through October 14, 2005 (the “DIP Facility”), to supplement its liquidity and fund operations during the bankruptcy proceedings. Ironton is a guarantor of the DIP Facility and has pledged and mortgaged all of its assets to secure that guaranty. At December 31, 2004 and September 30, 2005, INTERMET was in compliance with all debt covenants under its DIP Facility. As of December 31, 2004 the balance outstanding under the DIP Facility was $3.0 million. The issuance of letters of credit also reduces the amount available under the DIP Facility. As of December 31, 2004, INTERMET had $4.5 million in letters of credit outstanding under the DIP Facility.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
Ironton Iron, Inc.
We have audited the accompanying statements of net liabilities in liquidation of Ironton Iron, Inc. (“the Company”) (a wholly-owned subsidiary of INTERMET Corporation) as of December 31, 2004 and 2003 and the statement of deficiency for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the financial statements, the Board of Directors of INTERMET Corporation authorized the closure of the Company and on December 7, 1999, INTERMET’s management announced its plan for the liquidation of the Company. Accordingly, the Company adopted the liquidation basis of accounting effective December 31, 1999.
As discussed in Note 1, the December 31, 2003 statement of liabilities in liquidation has been restated to record amounts due to affiliates at fair value.
In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Ironton Iron, Inc. as of December 31, 2004 and 2003 and the changes in net liabilities in liquidation for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States, applied on the basis described in the preceding paragraph.

/s/ Ernst & Young LLP

Troy, Michigan
October 5, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us that is required to be included in our periodic Securities and Exchange Commission reports. This conclusion was reached because of the material weakness in internal control over financial reporting reported by INTERMET as described below as well as Ironton’s restatement of the December 31, 2003 statement of net liabilities in liquidation.
Report on Internal Control over Financial Reporting
The following report was included under Item 9A of INTERMET’s Annual Report on Form 10-K, filed June 24, 2005 and to the extent of the financial statement closing process is equally applicable to Ironton:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. This assessment identified a material weakness in internal control over financial reporting relating to our financial statement closing process. The material weakness was the result of a substantial increase in the volume of financial reporting requirements associated with our Chapter 11 bankruptcy proceedings and employee turnover, which resulted in an insufficient compliment of accounting personnel and expertise. As a result, we were not able to prepare consolidated financial statements to meet regulatory filing requirements and deadlines in the course of our financial statement closing process. Additionally, adjustments were detected during the year-end audit process that resulted in a revision of income tax expense and accrued income tax liabilities related to the conversion of foreign entity financial statements from local GAAP to United States GAAP during the consolidation process and entries related to the write-off of capitalized debt issuance costs associated with our outstanding senior notes as required by applicable accounting guidance for companies in Chapter 11 bankruptcy proceedings. These items were corrected and reflected in the audited consolidated financial statements as of and for the year ended December 31, 2004. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected. Our process to assess internal controls over financial reporting was also delayed and negatively affected due to the resignation of our manager of internal audit shortly after we filed our Chapter 11 proceedings and also because the engagement of our external consultants for the assessment project was delayed for more than three months due to the approval process required under our Chapter 11 bankruptcy proceedings.
In making its assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described in the preceding paragraph, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria. Our external auditors, Ernst & Young LLP, have issued an attestation report with respect to this assessment. The corrections noted were included in the December 31, 2004 financial results and Ernst & Young LLP has issued an unqualified opinion with respect to our financial statements for that period.
Changes in Internal Control Over Financial Reporting
To remediate the material weakness discussed above, INTERMET has taken a number of steps including the hiring of a Director of Corporate Accounting and working with search firms to assist with hiring additional accounting and internal control expertise. In addition, INTERMET has mitigated the burden of bankruptcy reporting through reallocation of accounting resources and through increased proficiency with the bankruptcy reports. INTERMET was current with the SEC reporting requirements effective with the second quarter 2005 Form 10-Q.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
As of December 31, 2004, the directors and executive officers of Ironton, their respective ages, positions, date of election and principal occupations were as follows:

Name (Age)	Principal Position(s)

Robert E. Belts (55)	President and Director

Alan J. Miller (56)	Vice President, Secretary and Director
Mr. Belts joined INTERMET as Vice President – Finance and Chief Financial Officer in August of 2002 following 14 years with Detroit Diesel Corporation, a manufacturer of heavy-diesel engines. He served as Senior Vice President of Finance and Chief Financial Officer of Detroit Diesel from March 1998 to July 2002 and as Vice President of Finance and Controller from January 1995 to February 1998 before joining INTERMET. During 2002, Mr. Belts was elected as a Director and President of Ironton.
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
There are no family relationships between the officers and directors of Ironton.
The term of office for each director commences with his election and continues until his successor is elected and qualified.
Code of Conduct
INTERMET, which owns all of the issued and outstanding common stock of Ironton, has adopted a written code of ethics which is applicable to its executive officer and chief financial officer, corporate controller, as well as applicable to all of its directors, officers and employees, including directors, officers and employees of its subsidiaries, such as Ironton. A copy of the INTERMET Corporation Code of Conduct is available free of charge at INTERMET’s website at www.intermet.com.
Item 11. Executive Compensation
Ironton has paid no compensation or offered any benefits of any kind to its executive officers or members of the Board of Directors since its acquisition by IFI in 1988 (and subsequently by INTERMET).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of September 30, 2005, none of the officers or directors of Ironton beneficially owned any of Ironton’s common stock, the only class of voting securities of Ironton. As of this same date, INTERMET Corporation, 5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683, owned 23,000 shares of Ironton’s common stock (100% of the class).
Item 13. Certain Relationships and Related Transactions
None.

Item 14. Principal Accountant Fees and Services
INTERMET paid principal accountant fees for services provided to INTERMET and its subsidiaries. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the principal accountant fees incurred during 2004 and 2003.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements
The following financial statements of Ironton are included in Item 8 of this report.
•	Statements of Net Liabilities in Liquidation at December 31, 2004 and 2003

•	Statement of Deficiency for the year ended December 31, 2004

•	Notes to Financial Statements

•	Report of Independent Auditors
2. Financial Statement Schedules
Ironton has excluded the financial statement schedules required by Regulation S-X because the information required to be contained in them is not applicable.
3. Exhibits
See Index to Exhibits below.
Ironton did not file any reports on Form 8-K for the fourth quarter of 2004.

SIGNATURES
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironton Iron, Inc.

By:	/s/ Robert E. Belts

Robert E. Belts
President and Director of Ironton Iron, Inc.
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ Alan J. Miller

Alan J. Miller
Director

Date: October 31, 2005

Exhibit Index
The following exhibits are filed with pursuant to Item 601 of Regulation S-K of the Securities Exchange Act of 1933, as amended:

Exhibit
Number	Description of Exhibit	Method of Filing

2.1	Plans of Reorganization	Included as Exhibit 99.1 to INTERMET Form 8-K filed June 27, 2005

2.2	Disclosure Statement	Included as Exhibit 99.1 to INTERMET Form 8-K filed June 28, 2005

2.3	Amended Plans of Reorganization	Included as Exhibit 99.1 to INTERMET Form 8-K filed August 15, 2005

2.4	Amended Disclosure Statement	Included as Exhibit 99.2 to INTERMET Form 8-K filed August 15, 2005

3.1	Articles of Incorporation of Ironton Iron, Inc., as amended	Included as Exhibit 3.1 and 4 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

3.2	Code of Regulations of Ironton Iron, Inc., as amended	Included as Exhibit 3.2 to Ironton’s Annual Report on Form 10-K for the 1988 fiscal year, File No. 0-17028.

4.1	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association, Ironton Iron, Inc. and other guarantors named therein	Included as Exhibit 4.1 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

4.2	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation, Ironton Iron, Inc. and other Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET’s Form S-4 File No. 333-97245 filed July 29, 2002

4.3	Forms of 9 3/4% Senior Notes of $175,000,000 of INTERMET Corporation due 2009	Included as Exhibits A and B to Indenture included as Exhibit 4.1 to INTERMET’s Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

10.1	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed herein	Included as Exhibit 10.7 to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2003

10.2	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET Corporation, The Bank of Nova Scotia and the other lenders listed therein	Included as Exhibit 10.8 to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2003

Exhibit
Number	Description of Exhibit	Method of Filing

10.3	Second Amended and Restated Guaranty Agreement dated January 8, 2004 by and among Ironton Iron, Inc., certain other subsidiaries of INTEREMT Corporation, and The Bank of Nova Scotia	Included as Exhibit 10.9 to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2003

10.4	First Amended and Restated Borrower Pledge and Security Agreement dated January 8, 2004 among INTERMET Corporation and The Bank of Nova Scotia	Included as Exhibit 10.10 to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2003

10.5	First Amended and Restated Subsidiary Pledge and Security Agreement dated January 8, 2004 by and among Ironton Iron, Inc., certain other subsidiaries of INTERMET Corporation and The Bank of Nova Scotia	Included as Exhibit 10.11 to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2003

10.6	Amended and Restated Open-Ended Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated January 8, 2004 by Ironton Iron, Inc. to The Bank of Nova Scotia for the lenders defined herein	Included as Exhibit 10.12 to Ironton’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2003

10.7	Debtor in Possession Credit Agreement, dated October 22, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed October 28, 2004

10.8	First Amendment to Debtor in Possession Credit Agreement, dated November 8, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed November 12, 2004

10.9	Second Amendment to Debtor in Possession Credit Agreement, dated November 24, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed November 24, 2004

10.10	Third Amendment to Debtor in Possession Credit Agreement, dated December 23, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed December 30, 2004

10.11	Fourth Amendment to Debtor in Possession Credit Agreement, dated January 14, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed January 20, 2005

10.12	Fifth Amendment to Debtor in Possession Credit Agreement, dated January 26, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed January 27, 2005

10.13	Sixth Amendment to Debtor in Possession Credit Agreement, dated March 28, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed April 1, 2005

10.14	Seventh Amendment to Debtor in Possession Credit Agreement, dated May 31, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed June 6, 2005

10.15	Eighth Amendment to Debtor in Possession Credit Agreement, dated June 24, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed June 24, 2005

Exhibit
Number	Description of Exhibit	Method of Filing

10.16	Ninth Amendment to Debtor in Possession Credit Agreement, dated October 14, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed October 26, 2005

10.17	Open-End Mortgage, Security Agreement and Fixture Filing dated November 19, 2004 between Ironton Iron, Inc. and Deutsche Bank Trust Company Americas	Included in this report

10.18	Security Agreement dated October 22, 2004 between Ironton Iron, Inc. and Deutsche Bank Trust Companies Americas	Included in this report

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this report

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this report