Form 10-Q
period 2005-03-31
IRONTON IRON INC
filed 2005-11-03
CIK 771176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005,

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
At October 31, 2005 there were 23,000 shares of common stock, no par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Statements of Net Liabilities in Liquidation
(in thousands of dollars)

	March 31,	December 31,
	2005	2004
(Unaudited)
Assets:
Due from affiliates	$—	$—

Liabilities:
Liabilities subject to compromise	—	—

Net liabilities in liquidation	$—	$—

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Statement of Deficiency
(in thousands of dollars)

Three Months Ended
March 31, 2005
(Unaudited)
Net liabilities in liquidation at December 31, 2004	$—

Net liabilities in liquidation at March 31, 2005	$—

See accompanying notes.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
March 31, 2005 (Unaudited)
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
March 31, 2005 (Unaudited)
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
March 31, 2005 (Unaudited)
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
The fair value of Ironton’s assets and liabilities was zero at both March 31, 2005 and December 31, 2004.
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
2. Income Taxes
INTERMET files a consolidated federal income tax return that includes Ironton. Ironton’s income tax provisions are calculated and reported as if Ironton filed a separate federal income tax return. During the three months ended March 31, 2005, there was no income or loss and no provision for income taxes has been recorded. Deferred tax assets are fully reserved at March 31, 2005 and December 31, 2004.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
March 31, 2005 (Unaudited)
3. Related Party Transactions
INTERMET incurs various selling, general and administrative costs principally related to salaries, professional services, aircraft and occupancy, which are allocated to each of its subsidiaries, including Ironton. Based on INTERMET’s decision to close the Ironton foundry during 2000, no allocation was made to Ironton for the administrative expenses incurred during 2005.
At March 31, 2005 and December 31, 2004, outstanding aggregate advances from INTERMET to Ironton were $74.2 million and $74.2 million, respectively. In accordance with liquidation accounting, these advances have been adjusted to their estimated settlement amount (i.e., fair value) of zero.
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
5. Guarantee of Debt
Senior Notes
On June 13, 2002, INTERMET completed an unsecured senior note offering of $175.0 million (the “Senior Notes”), which were to mature on June 15, 2009. The Senior Notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries, including Ironton. Certain of INTERMET’s domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of INTERMET’s foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $18.8 million of debt outstanding as of March 31, 2005. INTERMET is in default under the Senior Notes and a claim has been made on Ironton’s guaranty by the indenture trustee on behalf of the holders of the Senior Notes. The guarantees are unconditional and joint and several. A claim has been filed against INTERMET and all guarantors, including Ironton, related to the Senior Notes. The claims of the Senior Note holders, including claims under Ironton’s guarantee, are being satisfied by the issuance of INTERMET stock or cash, paid by INTERMET, pursuant to the Amended Plans of Reorganization.

Ironton Iron, Inc.
(In Process of Orderly Shutdown)
Notes to Interim Condensed Financial Statements
March 31, 2005 (Unaudited)
5. Guarantee of Debt (continued)
Bank Credit Agreement
On January 8, 2004, INTERMET refinanced its then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. Ironton continues to be a guarantor of this borrowing by INTERMET, and continues to pledge and mortgage all of its assets to secure that guaranty. Due to the filing of the bankruptcy proceedings on September 29, 2004, INTERMET is in default under the Bank Credit Agreement and the lenders under the Bank Credit Agreement have made a claim under Ironton’s guaranty. As of March 31, 2005, the total amount in default was $188.4 million, including outstanding term loan of $120.2 million, outstanding revolving credit of $45.8 million and outstanding letters of credit of $22.4 million.
In addition to borrowings under the $90.0 million credit line, INTERMET also had standby letters of credit outstanding totaling $22.4 million as of March 31, 2005. The letters of credit are used to guarantee the payment or performance of various INTERMET obligations, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.
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
There was no material activity during the three months ended March 31, 2005.
Assets and Liabilities following the Plan for Orderly Shutdown
As a result of the plan for orderly shutdown, Ironton adopted the liquidation basis of accounting as of December 31, 1999. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair values. Accordingly, the statements of net liabilities in liquidation reflect assets and liabilities based on their estimated fair values at March 31, 2005 and December 31, 2004. The statements of net liabilities in liquidation have been presented on such basis to provide more relevant information. However, as a result of the plan for orderly shutdown, comparative information and certain other disclosures are not meaningful and have not been presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and accompanying financial statements.
Guarantee of Debt
On June 13, 2002, INTERMET Corporation, Ironton’s parent company, completed an unsecured senior note offering of $175.0 million (the “Senior Notes”), which were to mature on June 15, 2009. The Senior Notes are guaranteed by certain of INTERMET’s domestic wholly-owned subsidiaries, including Ironton (“Combined Guarantor Subsidiaries”). INTERMET is in default under the Senior Notes. A claim has been filed against INTERMET and all guarantors, including Ironton, related to the Senior Notes. The claims of the Senior Note holders, including claims under Ironton’s guarantee, are being satisfied by the issuance of INTERMET stock or cash, paid by INTERMET, pursuant to the Amended Plans of Reorganization.
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
Proceedings under Chapter 11 of the Bankruptcy Code
On September 29, 2004, INTERMET Corporation and 17 of its wholly-owned domestic subsidiaries, including Ironton, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al. (Case No. 04-67597).
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
Under the terms of Ironton’s Amended Plan of Reorganization filed with the Bankruptcy Court on August 12, 2005, Ironton’s general unsecured creditors had the option of selecting the “Cash Out Amount,” “New Common Stock and Rights” or “Inducement Cash.” In August, 2005 such unsecured creditors selected or, under the terms of the Amended Plan of Reorganization were allocated, the Cash Out Amount, which will result in payment to these parties or approximately $25,000 upon Ironton’s emergency from bankruptcy.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This is no longer applicable as Ironton has ceased operations and is in liquidation.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in timely alerting them and our management to material information that is required to be included in our periodic Securities and Exchange Commission reports and filings. This conclusion was reached because of the material weakness in internal control over financial reporting reported by INTERMET as described below as well as Ironton’s restatement of the December 31, 2003 statement of net liabilities in liquidation.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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